Form 10-Q
period 2026-03-31
AEVEX Corp.
filed 2026-05-20
CIK 2096300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-43238
___________________________________
AEVEX Corp.
(Exact name of registrant as specified in its charter)
___________________________________

Delaware	41-2460652
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

440 Stevens Avenue, Suite 150
Solana Beach, CA	92075
(Address of principal executive offices)	(Zip Code)
(858) 704-4125
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	AVEX	The New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of May 20, 2026, the registrant had 50,744,176 shares of Class A common stock, $0.0001 par value per share outstanding and 63,297,524 shares of Class B common stock, $0.0001 par value per share outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of AEVEX Corp. contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•our reliance on a limited number of major customers for a substantial portion of our revenue;
•the potential for reductions, delays, or changes in U.S. and foreign government budgets, spending priorities, procurement processes, or military transformation initiatives;
•our dependence on government contracts;
•increasing competitive pressures in our industry, including the risk that we are not able to expand our customer base, achieve broad market acceptance, or compete effectively against larger or better-resourced competitors;
•the markets into which we sell our products and services decline or do not grow as expected;
•our efforts to expand into new markets or introduce new offerings do not succeed;
•our inability to manage increasing technological complexity, scale manufacturing capacity, achieve cost reductions or realize projected economies of scale;
•claims that our complex products and services may contain unknown defects or errors;
•the scarcity, unavailability, or increased cost of critical components or raw materials;
•violations of export controls, sanctions and other regulations;
•political, economic and regulatory instability in foreign markets;
•our dependence on senior management and key employees;
•challenges in recruiting and retaining highly skilled personnel in a competitive labor market;
•challenges developing, commercializing or achieving market acceptance for new products, services or enhancements, particularly those involving artificial intelligence;
•changes in tax laws, trade policies, tariffs, inflation, recession and other macroeconomic or market conditions;
•difficulties executing, integrating or realizing expected benefits from acquisitions, and exposure to unexpected liabilities from such transactions;
•pandemics, public health crises and other events that could disrupt our business, supply chain or customer demand;
•technological failures, cybersecurity breaches or unauthorized access to our, our customers’ or our suppliers’ information and systems;
•failure to protect, defend or enforce our intellectual property and proprietary rights;
•dependence on our facilities;
•the Company’s ability to remediate the material weakness with respect to the Company’s internal control over financial reporting and disclosure controls and procedures;
•the Company’s ability to implement and maintain effective internal control over financial reporting in the future;
•our inability to generate sufficient cash to service all of our indebtedness; and
•other factors set forth under “Risk Factors” in our prospectus filed with the Securities and Exchange Commission under Rule 424(b) on April 20, 2026.

We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof. We undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
i

GLOSSARY

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to:

•“AEVEX,” the “Company,” “our company,” “we,” “us” and “our” means (i) prior to the consummation of the Organizational Transactions, Holdings LLC and its consolidated subsidiaries and (ii) after the Organizational Transactions, AEVEX Corp. and its consolidated subsidiaries.

•“Blocker Entity” refers to the entity that was the owner of membership interests in Holdings LLC prior to the Organizational Transactions that is taxable as a corporation for U.S. federal income tax purposes.

•“Class A common stock” means Class A common stock, par value $0.0001 per share, of AEVEX Corp.

•“Class B common stock” means Class B common stock, par value $0.0001 per share, of AEVEX Corp.

•“Exchange Agreement” means the exchange agreement, dated as of April 16, 2026, by and among AEVEX Corp. and ATS Investment Holdings, LLC (“ATS Investment Holdings”).

•“Holdings LLC” means Athena Technology Solutions Holdings, LLC, a Delaware limited liability company and, following the Organizational Transactions, a subsidiary of AEVEX Corp.

•“IPO” refers to our initial public offering, which we completed on April 20, 2026, and through which we offered 18,400,000 shares of our Class A common stock, which includes the exercise in full by the underwriters of their option to purchase an additional 2,400,000 shares of our Class A common stock, at a price to the public of $20.00 per share.

•“LLC Operating Agreement” means the Third Amended and Restated Limited Liability Company Agreement of Holdings LLC dated as of April 17, 2026.

•“LLC Units” means the Series A and Series B membership units of Holdings LLC that as a result of the Organizational Transactions replaced the membership interests in Holdings LLC (i.e., Class A units) that existed immediately prior to the consummation of the Organizational Transactions. The Series A units and Series B units each represents a substantially identical interest in Holdings LLC except that Series A units are only held by AEVEX Corp. and Series B units are held by ATS Investment Holdings who also holds a corresponding number of shares of Class B common stock. Each LLC Unit entitles the holder to a pro rata share of the net profits and net losses and distributions of Holdings LLC. Holders of LLC Units have no voting rights, except as expressly provided in the LLC Operating Agreement. Series B units are not entitled to any voting rights with respect to AEVEX Corp. as the holders of such units are entitled to exercise voting rights through their corresponding shares of Class B common stock.

•“LLC Unitholders” means collectively, the owners of membership interests in Holdings LLC immediately prior to the consummation of the Organizational Transactions, and following the Organizational Transactions, AEVEX Corp. and ATS Investment Holdings, which became holders of Series A units, or Series B units and shares of our Class B common stock, respectively. ATS Investment Holdings (or certain of its permitted transferees) are entitled to exchange, at its option, from time to time, its Series B units, together with an equal number of shares of Class B common stock, for shares of our Class A common stock on a one-for-one basis or, at our election, for cash, from a substantially concurrent public offering or private sale (based on the price of our Class A common stock in such public offering or private sale). In connection with an exchange of Series B units, a corresponding number of shares of Class B common stock, as applicable, shall be immediately and automatically transferred to AEVEX Corp. for no consideration and canceled.

•“New Credit Agreement” means the credit agreement, dated as of April 20, 2026, by and between AEVEX Holdings, LLC (the “Borrower”), an operating company of the Company, Athena Technology Solutions Purchaser, LLC, the lenders from time to time party thereto and Bank of America, N.A., as the administrative agent, collateral agent, an issuing bank and a swing line lender.

ii

•“New Term Loan Facility” means the $100.0 million senior secured term loan facility under the New Credit Agreement.

•“New Delayed Draw Term Loan Facility” means the $75.0 million senior secured delayed draw term loan facility under the New Credit Agreement.

•“New Revolving Credit Facility” means the $200.0 million senior secured revolving credit facility under the New Credit Agreement, which includes a sublimit for the issuance of letters of credit in an amount up to $40.0 million and a sublimit for swing line loans in an amount up to $30.0 million.

•“New Credit Facilities” means the New Revolving Credit Facility together with the New Term Loan Facility and the New Delayed Draw Term Loan Facility under the New Credit Agreement.

•“Organizational Transactions” refers to the organizational transactions completed by the Company in connection with the IPO, as described in Note 5, Subsequent Events, to the unaudited condensed consolidated balance sheet of AEVEX Corp. as of March 31, 2026 included herein.

•“Principal Stockholder” means funds and investment vehicles managed or controlled by Madison Dearborn Partners, LLC.

•“Prior Credit Facilities” means our former term loan and revolving credit facilities that were governed by that certain Credit Agreement, dated as of March 18, 2020 (as amended) by and among the Borrower, a syndicate of lenders, Ankura Trust Company, LLC, as administrative agent and PNC Bank, National Association as revolving agent and collateral agent.

•“Tax Receivable Agreement” means the tax receivable agreement, dated April 16, 2026, by and among the Company, Holdings LLC and the TRA Rights Holders.

•“TRA Rights Holders” refers to, collectively, certain of the direct and indirect owners in Holdings LLC, including our Principal Stockholder.

This Quarterly Report on Form 10-Q covers a period prior to the completion of the IPO on April 20, 2026. In connection with the completion of the IPO, the Company effected the Organizational Transactions.
iii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AEVEX CORP.
BALANCE SHEET (UNAUDITED)
(in thousands, except par value and share data)

	March 31, 2026	December 31, 2025
Assets
Current Assets:
Cash and cash equivalents	$—	$—
Total assets	$—	$—

Liabilities and Stockholder's Equity
Total liabilities	$—	$—

Stockholder's Equity:
Receivable from Holdings LLC	(10)	(10)
Common stock, $0.01 par value per share, 1,000 shares authorized, issued and outstanding	10	10
Total stockholder's equity	—	—
Total liabilities and stockholder's equity	$—	$—

See accompanying notes to the unaudited financial statement.

AEVEX CORP.
Notes to Financial Statement (Unaudited)

NOTE 1.    ORGANIZATION

AEVEX Corp. (the “Company”) was formed as a Delaware corporation on October 27, 2025. The Company was formed for the purpose of completing a public offering and related transactions in order to carry on the business of Athena Technology Solution Holdings, LLC and its subsidiaries (“Holdings LLC”). As the manager of Holdings LLC, the Company is expected to operate and control all of the business and affairs of Holdings LLC and, through Holdings LLC, continue to conduct the business historically conducted by these subsidiaries.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statement is presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission. Separate statements of operations and comprehensive income, changes in stockholder’s equity, and cash flows have not been presented because there have been no activities in this entity as of March 31, 2026. The functional currency of the Company is the U.S. dollar.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statement and the accompanying notes. Actual results could materially differ from these estimates.

NOTE 3.    RECEIVABLE FROM HOLDINGS LLC

In connection with the issuance of common stock to Holdings LLC, the Company recognized a receivable balance of $10. Receivables arising from the issuance of capital stock are recorded as subscriptions receivable and presented as a deduction from stockholder’s equity until the receivable is settled in cash.

NOTE 4.    COMMON STOCK

As of March 31, 2026, the Company was authorized to issue 1,000 shares of common stock, par value $0.01 per share, and had issued 1,000 shares of common stock to Holdings LLC.

NOTE 5.    SUBSEQUENT EVENTS

Organizational Transactions and IPO

In connection with the consummation of the Company’s IPO on April 20, 2026, the Company and Holdings LLC undertook certain organizational transactions, including:

•The Company and Holdings amended and restated the LLC Operating Agreement to, among other things, (i) modify the capital structure of Holdings LLC by replacing the historical membership interests (i.e., Class A units) with a new class of common membership interests consisting of Series A units and Series B units and (ii) appoint the Company as the sole managing member of Holdings LLC.

•Our Principal Stockholder and certain other holders of indirect interests in Holdings LLC engaged in a series of transactions, which included one or more contributions, mergers or otherwise, including the merger of the Blocker Entity, that resulted in certain LLC Unitholders contributing their direct or indirect membership interests in Holdings LLC to the Company in exchange for 25,135,300 shares of Class A common stock.

•The Company amended and restated its certificate of incorporation to, among other things, provide (i) for Class A common stock, with each share of our Class A common stock entitling its holder to one vote per share on all matters presented to our shareholders generally and (ii) for Class B common stock, with each share of our Class B common stock entitling its holder to one vote per share on all matters presented to our shareholders generally. Shares of Class A common stock and Class B common stock vote as a single class. The shares of Class B common stock do not have any right to receive dividends or distributions upon the liquidation or winding up of AEVEX Corp.

•The Company issued 63,297,524 shares of Class B common stock to ATS Investment Holdings, on a one-to-one basis with the number of Series B units it owns, for nominal consideration.

•The Company entered into the Exchange Agreement pursuant to which ATS Investment Holdings (or certain permitted transferees thereof) is entitled to exchange its Series B units, together with an equal number of shares of Class B common stock, for shares of the Company’s Class A common stock on a one-for-one basis or, at the Company’s election, for cash, from a substantially concurrent public offering or private sale (based on the price of our Class A common stock in such public offering or private sale).

•The Company entered into the Tax Receivable Agreement with the TRA Rights Holders that requires the payment by the Company to such persons collectively of 85% of certain tax savings, if any, in U.S. federal, state and local income taxes we actually realize (or, under certain circumstances are deemed to realize) as a result of (i) certain increases in the tax basis of assets of Holdings LLC and its subsidiaries resulting from purchases or exchanges of LLC Units, (ii) certain other tax attributes of Holdings LLC and its subsidiaries and the Blocker Entity that existed prior to the IPO, including existing tax basis and our allocable share of existing tax basis acquired in connection with the IPO and increases to such allocable share of existing tax basis and (iii) certain other tax benefits related to our entering into the Tax Receivable Agreement, including tax benefits attributable to payments that the Company is required to make under the Tax Receivable Agreement.

•The 115,342 of Holdings LLC’s Series A preferred units outstanding prior to the Organizational Transactions were, in accordance with their terms, converted into 7,208,876 shares of the Company’s Class A common stock at a conversion price based on 80% of the IPO price.

•The Company issued 18,400,000 shares of its Class A common stock, which includes the exercise in full by the underwriters of their option to purchase an additional 2,400,000 shares of Class A common stock, in exchange for net proceeds of approximately $345.9 million, at the IPO price of $20.00 per share, less $22.1 million of underwriting discounts and commissions.
•The Company used such net proceeds of approximately $345.9 million to acquire 18,400,000 newly-issued Series A units in Holdings LLC.
•On April 20, 2026, subsidiaries of Holdings LLC refinanced the Prior Credit Facilities and entered into the New Credit Facilities. Holdings LLC used the $100.0 million proceeds from the New Term Loan Facility and the proceeds it received from us for the purchase of the newly issued Series A units (i) to repay approximately $258.5 million of outstanding borrowings under the Prior Credit Facilities, (ii) to pay $3.3 million of expenses incurred in connection with the refinancing, (iii) to pay $10.3 million of expenses incurred in connection with the IPO and Organizational Transactions and (iv) for general corporate purposes.

As the sole managing member of Holdings LLC, the Company operates and controls all of the business and affairs of Holdings LLC and conducts its business through Holdings LLC and its direct and indirect subsidiaries. Following the IPO, the Company has a minority economic interest in Holdings LLC but controls the management of Holdings LLC as its sole managing member. As a result, the Company will consolidate Holdings LLC and record a significant redeemable noncontrolling interest in a consolidated entity in its consolidated financial statements for the economic interest in Holdings LLC held by the LLC Unitholder. The Series B units owned by the LLC Unitholder are considered redeemable noncontrolling interests in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) paragraph 480-10-S99-3A (Distinguishing Liabilities from Equity Topic) because they are redeemable upon the occurrence of an event that is not solely within the Company’s control. Since the holder of the redeemable noncontrolling interests and its affiliates initially control the Company’s Board of Directors and since its exchange rights may be settled in cash at the Company’s election, the cash redemption is effectively in the control of the holders of the redeemable noncontrolling interests.

Up-C Structure and Tax Receivable Agreement

The Company’s corporate structure following the IPO is commonly referred to as an umbrella partnership-C corporation (“Up-C”) structure. The Up-C structure allows the TRA Rights Holders to continue to realize tax benefits associated with owning or having owned interests in an equity that is treated as a partnership, or “flow-through” entity, for U.S. federal income tax purposes. Investors in and after the IPO, by contrast, hold their equity ownership in the Company, a domestic corporation for U.S. federal income tax purposes, in the form of shares of Class A common stock. The future taxable income of Holdings LLC that is allocated to the TRA Rights Holders will be taxed on a flow-through basis and, therefore, will not be subject to corporate taxes at the entity level. In general, the TRA Rights Holders expect to receive payments under the Tax Receivable Agreements of 85% of the amount of certain tax benefits, and the Company expects to benefit in the form of cash tax savings in amounts equal to 15% of certain tax benefits. Any payments made by the Company to the TRA Rights Holders under the Tax Receivable Agreement will reduce cash otherwise arising from such tax savings. We expect such payments will be substantial.

Exchange Rights of LLC Unitholders

In accordance with the Exchange Agreement, the LLC Unitholder (or certain permitted transferees thereof) is entitled to exchange its Series B units for shares of the Company’s Class A common stock on a one-for-one basis or, at the Company’s election, for cash, from a substantially concurrent public offering or private sale (based on the price of our Class A common stock in such public offering or private sale). Simultaneously with the payment of cash or the issuance of shares of Class A common stock, as applicable, in connection with an exchange of Series B units pursuant to the terms of the Exchange Agreement, a number of shares of the Company’s Class B common stock registered in the name of the LLC Unitholder will automatically be transferred to us and will be cancelled for no consideration on a one-for-one basis with the number of Series B units exchanged.

2026 Omnibus Incentive Plan

On April 16, 2026, and in connection with the IPO, the Company adopted the AEVEX Corp. 2026 Omnibus Incentive Plan (the “Omnibus Plan”). The Omnibus Plan provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, other stock-based awards, cash awards, and substitute awards to our employees, consultants and non-employee directors, and employees and consultants of our affiliates.

Subject to adjustment in the event of certain transactions or changes of capitalization in accordance with the Omnibus Plan, 11,404,170 shares of Class A common stock (the “Share Reserve”) have been reserved for issuance pursuant to awards under the Omnibus Plan. The total number of shares reserved for issuance under the Omnibus Plan will be increased annually on January 1 of each calendar year beginning in 2027 and ending and including January 1, 2036, by the lesser of (i) 3% of the aggregate number of shares of Class A common stock and Class B common stock, in each case, outstanding on December 31 of the immediately preceding calendar year and (ii) the number of shares of Class A common stock as is determined by the Company’s Board of Directors. Shares of Class A common stock subject to an award that expires or is canceled, forfeited, exchanged, settled in cash or otherwise terminated without delivery of shares and shares withheld to pay the exercise price of, or to satisfy the withholding obligations with respect to, an award will again be available for delivery pursuant to other awards under the Omnibus Plan.

ATHENA TECHNOLOGY SOLUTIONS HOLDINGS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except par value and unit amounts)

	March 31, 2026	December 31, 2025
Assets
Current Assets:
Cash and cash equivalents	$27,449	$27,908
Accounts receivable, net	85,821	55,215
Contract assets	120,701	79,680
Inventories	6,101	4,134
Prepaid expenses and other current assets	26,559	23,479
Total current assets	266,631	190,416

Goodwill	292,328	292,328
Customer relationships, net	106,231	110,250
Other intangible assets, net	1,761	1,864
Property and equipment, net	20,038	19,586
Operating lease right-of-use assets	7,322	7,697
Other assets	1,564	478
Asset held for sale	4,376	4,376
Total assets	$700,251	$626,995

Liabilities, Mezzanine Equity and Equity
Current Liabilities:
Accounts payable	$46,747	$23,700
Accrued expenses and other current liabilities	25,098	21,760
Deferred revenue	21,190	10,942
Current portion of long-term debt	2,720	2,720
Operating lease liabilities	3,493	3,426
Total current liabilities	99,248	62,548

Long-term debt, net of current portion	255,164	255,780
Operating lease liabilities, net of current portion	4,241	4,700
Series A preferred units derivative liability	25,541	19,999
Total liabilities	384,194	343,027

Commitments and contingencies (Note 7)

Mezzanine Equity:
Series A preferred units, no par value, 120,000 units authorized, 115,342 and 100,000 units issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	93,908	80,371

Equity:
Class A units, no par value; 88,532,824 units authorized, 88,432,824 and 88,532,824 units issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	217,571	199,016
Total members’ equity	217,571	199,016
Noncontrolling interest	4,578	4,581
Total equity	222,149	203,597
Total liabilities, mezzanine equity, and equity	$700,251	$626,995

See accompanying notes to the unaudited condensed consolidated financial statements.

ATHENA TECHNOLOGY SOLUTIONS HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except unit and per unit amounts)

	Three Months Ended March 31,
	2026	2025
Revenue:
Products	$191,844	$26,487
Services	24,849	26,771
Total revenue	216,693	53,258
Cost of revenue:
Products	140,158	24,241
Services	20,041	25,955
Total cost of revenue	160,199	50,196
Gross profit	56,494	3,062
Operating expenses:
Selling, general, and administrative	19,412	8,588
Research and development	3,337	9,490
Amortization of intangible assets	4,122	4,080
Change in contingent consideration	—	1,221
Total operating expenses	26,871	23,379
Income (loss) from operations	29,623	(20,317)
Other income (expense), net:
Interest expense	(6,544)	(7,179)
Interest income	106	214
Change in fair value of derivative liability	(2,400)	—
Other income, net	213	—
Total other expense, net	(8,625)	(6,965)
Income (loss) before income taxes	20,998	(27,282)
Provision for income taxes	—	40
Net income (loss)	20,998	(27,322)
Net income attributable to noncontrolling interest	72	7
Net income (loss) attributable to Athena Technology Solutions Holdings, LLC	$20,926	$(27,329)

Net income (loss) per Class A unit:
Basic and diluted	$0.22	$(0.31)

Weighted average Class A units outstanding:
Basic and diluted	88,478,380	88,532,824
See accompanying notes to the unaudited condensed consolidated financial statements.

ATHENA TECHNOLOGY SOLUTIONS HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(In thousands, except unit amounts)

	Class A Units		Noncontrolling Interest	Total Equity
	Units	Amount
Balances at December 31, 2025	88,532,824	$199,016	$4,581	$203,597
Distributions to noncontrolling interest	–	–	(75)	(75)
Accretion of Series A preferred units	–	(1,362)	–	(1,362)
Stock compensation expense	–	39	–	39
Repurchase of Class A units	(100,000)	(1,048)	–	(1,048)
Net income	–	20,926	72	20,998
Balances at March 31, 2026	88,432,824	$217,571	$4,578	$222,149

	Class A Units		Noncontrolling Interest	Total Equity
	Units	Amount
Balances at December 31, 2024	80,745,873	$159,529	$4,745	$164,274
Distributions to noncontrolling interest	–	–	(68)	(68)
Stock compensation expense	–	44	–	44
Net (loss) income	–	(27,329)	7	(27,322)
Balances at March 31, 2025	80,745,873	$132,244	$4,684	$136,928

See accompanying notes to the unaudited condensed consolidated financial statements.

ATHENA TECHNOLOGY SOLUTIONS HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net income (loss)	$20,998	$(27,322)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	5,309	5,173
Amortization of debt issuance costs	90	301
Stock compensation expense	39	44
Change in contingent consideration	-	1,221
Deferred income taxes	-	33
Noncash operating lease expense	820	781
Provision for inventory obsolescence	67	358
Change in fair value of derivative liability	2,400	-
Gain on sale of equipment	(48)	-
Changes in operating assets and liabilities:
Accounts receivable, net	(30,371)	(19,139)
Contract assets	(41,021)	9,359
Inventories	(2,034)	(1,785)
Prepaid expenses and other current assets	3,518	(1,031)
Other assets	(12)	340
Accounts payable	21,410	5,733
Accrued expenses and other current liabilities	(927)	5,504
Deferred revenue	10,248	1,058
Operating lease liabilities	(837)	(776)
Net cash used in operating activities	(10,351)	(20,148)
Investing activities
Business acquisition, net of cash acquired	(500)	(2,077)
Purchases of property and equipment	(1,250)	(1,643)
Net cash used in investing activities	(1,750)	(3,720)
Financing activities
Proceeds from Series A preferred units, net of issuance costs	15,317	-
Repurchase of Class A units	(1,048)	-
Distributions to noncontrolling interest	(75)	(68)
Repayment of notes payable	(680)	(680)
Payments of deferred offering costs	(1,872)	-
Net cash provided by (used in) financing activities	11,642	(748)
Net decrease in cash and cash equivalents	(459)	(24,616)
Cash and cash equivalents:
Beginning of period	27,908	45,603
End of period	$27,449	$20,987

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,340	$6,820

Supplemental disclosures of noncash financing and investing activities:
Purchase of property and equipment in accounts payable and accrued expenses	$829	$510
Series A preferred units accretion	1,362	-
Deferred offering costs in accounts payable and accrued expenses	4,726	-
Deferred financing costs in accrued expenses	1,100	-
Right-of-use assets obtained in exchange for new lease liabilities	445	573
See accompanying notes to the unaudited condensed consolidated financial statements.

ATHENA TECHNOLOGY SOLUTIONS HOLDINGS, LLC
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1.    ORGANIZATION

Nature of Operations

Athena Technology Solution Holdings, LLC (the “Company”) was formed as a Delaware limited liability company on February 13, 2020. The Company, through its operating subsidiaries, which include AEVEX Holdings, LLC, is a leading provider of full-spectrum airborne intelligence solutions for the global intelligence community.

Basis of Presentation

The accompanying condensed consolidated financial statements present the financial position, results of operations, and cash flows of Athena Technology Solutions Holdings, LLC and its subsidiaries, including a variable interest entity (“VIE”) for which the Company is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes to the financial statements required by U.S. GAAP for complete financial statements. The functional currency of the Company and its subsidiaries is the U.S. dollar.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the years ended December 31, 2025 and 2024 for the Company, included in the prospectus dated April 16, 2026, as filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Prospectus”). In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position, results of operations, and cash flows for the periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year. The condensed consolidated balance sheet as of December 31, 2025 was derived from the Company’s audited annual consolidated financial statements but does not contain all of the accompanying disclosures from the annual financial statements.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes to the Company’s accounting policies disclosed in Note 2, Summary of Significant Accounting Policies, to the audited consolidated financial statements as of and for the years ended December 31, 2025 and 2024.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of consolidated assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of consolidated revenues and expenses during the reporting period. Some of these judgments can be subjective and complex, and, consequently, actual results could materially differ from those estimates. On an on-going basis, management evaluates its significant estimates, including those related to slow-moving or obsolete inventory, estimated useful lives of long-lived assets, the valuation of acquired intangible assets, goodwill impairment testing, the recognition of revenue over time for certain customer contracts, the valuation of the Series A preferred units embedded derivative liability, and the valuation of the Company’s contingent consideration liability.

Deferred Offering Costs

Deferred offering costs, which consist of direct incremental legal, consulting, accounting, and other fees relating to the IPO of AEVEX Corp., are capitalized and will be recorded as a reduction of proceeds from the IPO upon the consummation of the IPO. There were $10.4 million of deferred offering costs included in other current assets on the consolidated balance sheet as of March 31, 2026. Of the costs included in the consolidated balance sheet, $3.0 million and $7.4 million were paid and unpaid, respectively, as of March 31, 2026. There were $3.8 million of deferred offering costs included in prepaid expenses and other current assets in the consolidated balance sheet as of December 31, 2025. Of the costs included in the consolidated balance sheet, $1.1 million and $2.7 million were paid and unpaid, respectively, as of December 31, 2025.

Members’ Equity and Incentive Units

During February 2026, the Company reached an agreement with a former employee to: (i) pay approximately $1.1 million for the repurchase of vested Incentive Units pursuant to the terms of the Incentive Equity Agreement, which permits the Company to repurchase such units within 12 months of an employee’s termination date, and (ii) pay approximately $1.0 million for the employee’s Class A units. The $1.0 million was paid in February 2026 and recognized as a reduction of members’ equity. The $1.1 million is due to be paid by October 31, 2026 and was recognized in selling, general and administrative expense in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2026 and in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets as of March 31, 2026.

Fair Value Measurements

ASC 820, Fair Value Measurements, requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The framework for measuring fair value provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

Level 1: Quoted prices in active markets for identical assets or liabilities which are easily traded;

Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3: Unobservable inputs that are supported by little or no active market quotes and that are significant to the fair value of the assets or liabilities.

The fair value measurement of an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used maximize the use of observable inputs and minimize the use of unobservable inputs.

The Company’s consolidated financial instruments include cash, accounts receivable, accounts payable, and certain accrued expenses and other current liabilities. The fair value of accounts receivable, accounts payable, and accrued expenses and other current liabilities approximate their carrying value because of their short-term nature. The estimated fair value of the Term Loans (discussed in Note 5, Debt) is classified in Level 2 of the fair value hierarchy and approximates their carrying value as interest incurred is variable based on market rates.

During the three months ended March 31, 2026 and the year ended December 31, 2025, the Company issued 15,342 and 100,000 Series A preferred units, respectively, with conversion features that represent an embedded derivative that is accounted for separately from the Series A preferred units and remeasured at fair value at each reporting date, with the changes in fair value recorded through earnings. The derivative liability was recorded at its estimated fair value at issuance and as of March 31, 2026 and December 31, 2025 using a third-party valuation specialist and a probability-weighted expected return method (“PWERM”) using the “With and Without” approach (a form of an income approach). Under this approach management considered the various conversion scenarios that constitute the embedded derivative. The estimated fair value of the derivative liability was measured using Level 3 inputs which resulted in the liability being considered a Level 3 financial instrument. The significant unobservable inputs included: the estimated future cash flows of the Company, estimated WACC, estimated scenario probability and timing, and expected stock price volatility.

During the three months ended March 31, 2026, the derivative liability was adjusted as follows (in thousands):

Derivative Liability
Balance at December 31, 2025	$19,999
Issuance of Series A preferred units	3,142
Change in fair value of derivative liability	2,400
Balance at March 31, 2026	$25,541

Concentrations

Significant customers are those which represent more than 10 percent of the Company’s total revenue or gross accounts receivable balance. Revenue from the U.S. Government and agencies of the U.S. Government, when they are direct customers of the Company, represented 88% and 68% of total revenue for the three months ended March 31, 2026 and 2025, respectively. Revenue from the U.S. Government and agencies of the U.S. Government is included in the Company’s Tactical Systems segment and the Global Solutions segment. Accounts receivable from customer A and customer B represented 71% and 13%, respectively, of consolidated accounts receivable as of March 31, 2026. Accounts receivable from customer A represented 67% of consolidated accounts receivable as of December 31, 2025.

JOBS Act Accounting Election

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups (“JOBS”) Act of 2012. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. The Company has elected to use the extended transition period under the JOBS Act for the adoption of certain accounting standards until the earlier of the date the Company (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the consolidated financial statements of the Company may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

New Accounting Pronouncements - Adopted

In July 2025, the FASB issued Accounting Standards Update (“ASU”) No. 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides a practical expedient to measure credit losses on current accounts receivable and current contract assets under Accounting Standards Codification 606, Revenue from Contracts with Customers. The practical expedient assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. For public business entities, ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Effective January 1, 2026, the Company adopted ASU 2025-05 regarding the practical expedient for expected credit loss and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

New Accounting Pronouncements - Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement (Topic 220): Disaggregation of Income Statement Expenses, which requires additional disclosures of certain amounts included in the expense captions presented on the consolidated statement of operations as well as disclosures about selling expenses. The ASU is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impacts of adopting this guidance on its consolidated financial statement disclosures.

In September 2025, the FASB issued ASU 2025-06—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 simplifies capitalization guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. The amendment requires entities to start capitalizing software costs when both of the following occur: 1) management has authorized and committed to funding the software project and 2) it is probable that the project will be completed and the software will be used to perform the function intended. This guidance is effective for all entities for fiscal years beginning after December 15, 2027, and for interim periods within those fiscal years. Companies are permitted to apply the amendments using a prospective, retrospective, or modified transition approach. Early adoption is permitted. The Company is currently evaluating this guidance and the impact on its consolidated financial statements and related disclosures.

NOTE 3.    REVENUE

On a quarterly basis, the Company conducts its contract cost Estimate at Completion (“EAC”) process by reviewing the progress and execution of outstanding performance obligations within its contracts. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities, and the related changes in estimates of revenues and costs.

The below table summarizes the favorable (unfavorable) impact of changes in the estimated progress towards completion across programs for the following periods (in thousands, except per unit amounts):

	Three Months Ended March 31,
	2026	2025
Revenue	$2,373	$(154)
Basic and diluted net income (loss) per Class A unit	$0.03	$0.00

When estimates of total costs to be incurred on a contract exceed total estimates of the transaction price, a provision for the entire loss is determined at the contract level and is recorded in the period in which the loss is evident, which the Company refers to as a loss contract reserve. As of March 31, 2026 and December 31, 2025, the loss contract reserve balance was $6 thousand and $51 thousand, respectively, which are included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

Accounts Receivable

During the three months ended March 31, 2026 and 2025, the Company did not recognize any credit loss expense, and no receivables were written off.

Accounts receivable consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Billed accounts receivable	$22,044	$17,911
Unbilled accounts receivable	63,777	37,304
Less: allowance for credit losses	—	—
Total accounts receivable, net	$85,821	$55,215

Contract Assets and Liabilities

Changes in contract assets and contract liabilities were primarily due to the timing of payments from customers and the Company satisfying performance obligations during the normal course of business. Revenue recognized during the three months ended March 31, 2026 that was included in deferred revenue as of December 31, 2025 was $2.3 million. Revenue recognized during the three months ended March 31, 2025 that was included in deferred revenue as of December 31, 2024 was $1.1 million.

Disaggregation of Revenue

The following table presents the disaggregation of revenue from contracts with customers by customer location for the three months ended March 31, 2026 and 2025 (in thousands).

	Three Months Ended March 31,
	2026	2025
United States	$215,306	$52,479
Other foreign countries	1,387	779
Total revenue	$216,693	$53,258
Please refer to the condensed consolidated statements of operations for the disaggregation of revenue by products versus services and to Note 10, Segment Information, for disaggregation of revenue by reportable segment.

Performance Obligations

As of March 31, 2026, the Company had $356.6 million of remaining performance obligations. The Company expects to recognize approximately 93.0% of the remaining performance obligations as revenue during the remainder of 2026, and 7.0% in 2027 and thereafter.

NOTE 4.    INVENTORIES
Inventories consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Parts and raw materials	$2,440	$2,224
Work in progress	3,661	1,910
Total inventories	$6,101	$4,134

NOTE 5.    DEBT
The Company had the following debt outstanding as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Term Loans	$258,455	$259,135
Revolving Credit Facility	—	—
Less: unamortized debt issuance costs	(571)	(635)
Total debt	$257,884	$258,500

Credit Agreement

On March 18, 2020 the Company entered into a Credit Agreement (as amended by Amendment No. 1 to Credit Agreement, dated as of October 28, 2020, Amendment No. 2 to Credit Agreement, dated as of May 7, 2021, Amendment No. 3 to Credit Agreement, dated as of May 15, 2023, Amendment No. 4 to Credit Agreement, dated as of April 30, 2024 and Amendment No. 5 to Credit Agreement, dated as of September 15, 2025, the “Credit Agreement”) with a syndicate of lenders, Ankura Trust Company, LLC, as administrative agent and PNC Bank, National Association as revolving agent and collateral agent.

The Credit Agreement provides for a senior secured term loan facility (the “Term Loan”) in an original aggregate principal amount of $325.0 million. The Credit Agreement also provides for a super priority senior secured revolving credit facility in an aggregate principal amount of $25.0 million (the “Revolving Credit Facility” and, together with the Term Loan, the “Credit Facilities”). The Revolving Credit Facility includes a $5.0 million sublimit for the issuance of letters of credit. As of March 31, 2026, $24.5 million was available to be borrowed under the Revolving Credit Facility and the unused letters of credit are $4.5 million.

The Term Loans bear interest at a rate equal to (i) 5.00% plus the base rate equal to the highest of (w) the prime rate, (x) the Federal funds open rate plus 0.50% per annum and (y) a daily Term SOFR rate based on an interest period of one month plus 1.00% per annum or (ii) Term SOFR plus 6.00% per annum subject to a 1.00% Term SOFR floor. The Revolving Credit Facility bears interest at a rate that corresponds to the most recent first lien net leverage ratio calculation. As of March 31, 2026, the interest rate was 9.67% for the Term Loans and 9.75% for the Revolving Credit Facility. As of December 31, 2025, the interest rate was 9.92% for the Term Loans and 9.75% for the Revolving Credit Facility.

In addition to paying interest on loans outstanding under the Term Loan and the Revolving Credit Facility, the Company is required to pay a commitment fee of 0.50% per annum of unused commitments under the Revolving Credit Facility. The Company is also required to pay customary fronting, issuance, and administrative fees for the issuance of letters of credit.

The borrowings are guaranteed and secured by substantially all assets of the Company and its subsidiaries. The Company is required to comply with a maximum consolidated first lien net leverage ratio.

Term Loan principal payments of $0.7 million (0.25% of the aggregate amount borrowed) are due on the last business day of each quarter. A mandatory prepayment of principal may be due after the end of each fiscal year if the Company has Excess Cash Flow, as defined in the Credit Agreement. A mandatory prepayment of principal may be due upon the receipt of net proceeds from a casualty event or from certain nonordinary course dispositions in excess of $2.5 million individually or $5.0 million in the aggregate in any one fiscal year.

On September 15, 2025, the Company amended the Credit Agreement to (a) extend the maturity date of the Term Loans and the Revolving Credit Facility from March 18, 2026, to March 18, 2028 and (b) modify the financial covenant to a consolidated first lien net leverage ratio of 9.00x tested quarterly, starting with the quarter ended September 30, 2025.

As of March 31, 2026 and December 31, 2025, the Company was in compliance with the covenants in the Credit Agreement.

Future principal maturities of debt are due as follows (in thousands):

Year ending December 31, 2026	$2,040
Year ending December 31, 2027	2,720
March 18, 2028	253,695
Total debt maturities	$258,455

Loan Authorization Agreement
On October 9, 2025, a wholly owned subsidiary of the Company entered into a Loan Authorization Agreement with the Bank of Montreal from which the Company could from time to time request loans and letters of credit in an aggregate principal amount of $60.0 million. As of March 31, 2026 and December 31, 2025, $60.0 million was available to be borrowed under the Loan Authorization Agreement. Immediately following the closing of the IPO on April 20, 2026, the Loan Authorization Agreement was terminated effective April 21, 2026.

NOTE 6.    RELATED PARTIES
Variable Interest Entity

In 2022 the Company entered into an arrangement with a VIE to lease an aircraft, for the purpose of performing specified R&D activities. The VIE is a related party because it is owned by management or members of the Company. The Company concluded that it held an implicit variable interest in the entity through the rental agreement and that it met the requirements for consolidation pursuant to the VIE sub-sections of ASC 810, Consolidation. The Company consolidated the VIE because it is the primary beneficiary, having the power to direct the activities that most significantly affect the VIE’s economic performance. Additionally, the Company has the obligation to absorb losses that could be significant to the VIE through implied obligations resulting from the lease arrangement, specifically the indeterminate nature of the lease term, and the nature of the related party relationship. The VIE’s principal asset, the aircraft, can only be used to settle the obligations of the VIE.

The original lease term was 1-year with automatic 6-month renewal options thereafter. During 2025, the Company and the VIE agreed that the lease term will expire on March 31, 2026 but will automatically renew for successive 6-month terms, unless either party provides written termination notice. On March 31, 2026, the lease term automatically renewed for a 6-month term. The lease may be terminated by either party at any time, for any reason. The lease does not contain a residual value guarantee and the Company is not obligated to provide any financial support to the VIE other than the lease payments. The Company does not have an equity interest in the VIE. As a result, the non-controlling interest reported in the Company’s consolidated balance sheets represents the net assets of the VIE, and the net income of the VIE is reported in the Company’s consolidated statements of operations as being attributable to the non-controlling interest. Total payments made to the VIE were approximately $0.1 million during the three months ended March 31, 2026 and 2025. Total costs related to the lease, which were eliminated in consolidation, were $0.1 million during the three months ended March 31, 2026 and 2025. The Company did not make any payments to the VIE that were not a result of the lease arrangement. The VIE made distributions totaling $0.1 million to its members during the three months ended March 31, 2026 and 2025.

As a result of the aircraft becoming available to sell in its present condition in October 2025 and all of the other held for sale criteria having been met, the aircraft was determined to be held for sale for accounting purposes. Accordingly, during October 2025, the Company reclassified the aircraft from property and equipment to asset held for sale in the Company’s consolidated balance sheet as of December 31, 2025 and ceased depreciation. No loss was recognized to measure the aircraft at the lower of its carrying value or fair value less costs to sell. The Company’s condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 include the below assets of the VIE.

The VIE did not have any outstanding obligations as of March 31, 2026 or December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$202	$205
Aircraft held for sale, net (net of accumulated depreciation of $928 as of March 31, 2026 and December 31, 2025)	4,376	4,376
Total assets	$4,578	$4,581

Depreciation expense related to the aircraft held for sale was $0 and $0.1 million for the three months ended March 31, 2026 and 2025, respectively.

Related-Party Leases

The Company has certain leases whereby it rents warehouse and hangar space with entities owned by management or members of the Company. These leases range in terms from month-to-month agreements, to having expiration dates through March 2028. Total payments made to these related parties were approximately $0.4 million during the three months ended March 31, 2026 and 2025. Total lease cost related to these leases was $0.4 million during the three months ended March 31, 2026 and 2025.

The following table presents the ROU assets and lease liabilities recognized as of March 31, 2026 and December 31, 2025 related to these leases with related parties (in thousands):

	March 31, 2026	December 31, 2025
Operating lease ROU assets	$1,927	$2,188
Operating lease liabilities	1,037	1,070
Operating lease liabilities, net of current portion	996	1,228

Series A Preferred Units

During the three months ended March 31, 2026, the Company entered into two Unit Purchase Agreements with Radz Capital AEVEX Holdings Inc., pursuant to which the Company issued 15,342 Series A preferred units under the LLC Operating Agreement for aggregate cash proceeds of $15.3 million. The transactions closed during the three months ended March 31, 2026. Mr. Raduenz, Executive Chairman of the Company, is the President of Radz Capital AEVEX Holdings Inc. The $15.3 million fair value at issuance (net of $25 thousand of issuance costs) was allocated between the Series A preferred units and the derivative liability, with the net proceeds first allocated to the derivative at its estimated fair value of $3.1 million and the remainder of $12.2 million was allocated to the Series A preferred units. Refer to Note 11, Series A Preferred Units, for further discussion.

NOTE 7.    COMMITMENTS AND CONTINGENCIES

Government Regulation

As a government contractor, the Company is subject to various state and federal laws and regulations, which, among other things, impose limits on interest rate charges and insurance premiums and require licensing and other qualifications.

Litigation

The Company is subject to various claims and legal proceedings. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material effect on the financial condition or results of operations of the Company.

Costs associated with the Company’s involvement in legal proceedings are expensed as incurred.

Government Rate Filings

At the beginning of each year, the Company files its provisional billing rates with the U.S. Government. The Company uses these rates for billing purposes throughout the fiscal year. Within six months of its fiscal year-end, the Company files an Incurred Cost Proposal (“ICP”) with the U.S. Government which details its actual costs and actual rates incurred for that year. The Company will then be notified by the government at some time in the future, which may be up to six years later, that the indirect rates have either been accepted by the government or that the government intends to conduct an incurred cost audit. Both options will eventually result in a final indirect rate letter that the Company must approve and sign off on with the government. Once that process has been completed, the Company will apply those approved rates to contracts that require being closed out (i.e., issuance of a final invoice) which may result in an amount owed to or due from the government. The Company has recorded an estimated rate impact in the accompanying consolidated financial statements. As of March 31, 2026 and December 31, 2025, the estimated rate reserve was $0.1 million, which is recorded in deferred revenue in the condensed consolidated balance sheets.

Contractual Commitments

The Company has certain contractual purchase commitments under agreements with remaining terms in excess of one year that are $0.3 million in the aggregate as of March 31, 2026.

NOTE 8.    INCOME TAXES

The Company is structured as a partnership and therefore is generally not subject to income taxes. Income taxes resulting from its operations are the responsibility of its members. The Company has certain wholly owned operating subsidiaries which are regarded corporations, subject to U.S. federal, state, and foreign taxes for the three months ended March 31, 2026 and 2025. The provision for income taxes for operating subsidiaries taxed as C corporations was $0 and $40 thousand during the three months ended March 31, 2026 and 2025, respectively.

NOTE 9.    EARNINGS PER UNIT

Basic earnings (loss) per unit attributable to the Company is calculated by dividing the net income (loss) attributable to the Company by the weighted average number of Class A units that were outstanding during the period without consideration of potentially dilutive units. Diluted earnings (loss) per unit attributable to the Company reflects the potential dilution that could occur if securities or other contracts to issue units were exercised or converted into units or resulted in the issuance of units that then shared in the earnings of the Company unless inclusion of such units would be anti-dilutive. The Series A preferred units have been excluded from the calculation of earnings (loss) per unit because no Class A units would be issuable if March 31, 2026 was the end of the contingency period. Refer to Note 11, Series A Preferred Units, for discussion of the terms and conditions of the Series A preferred units.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net income per Class A unit for the three months ended March 31, 2026 and 2025 (in thousands, except unit and per unit amounts):

	Three Months Ended March 31,
	2026	2025
Numerator
Net income (loss) attributable to the Company	$20,926	$(27,329)
Series A preferred units accretion	(1,362)	—
Net income (loss) attributable to Class A unitholders - basic and diluted	$19,564	$(27,329)

Denominator
Weighted-average units outstanding - basic and diluted	88,478,380	88,532,824

Basic and diluted net income (loss) per unit	$0.22	$(0.31)

NOTE 10.    SEGMENT INFORMATION

The Company’s chief operating decision making officer (“CODM”) is the Company’s Chief Executive Officer. Consistent with how the Company evaluates its performance and the way it is organized internally, the Company reports its activities in two segments: i) Tactical Systems, and ii) Global Solutions. The segment information presented below conforms with these two reportable segments, which are organized based on the nature of the Company’s products and services offered.

The CODM uses revenue and Segment Adjusted EBITDA to assess segment performance, to make decisions regarding the allocation of capital and other investments, and to monitor budget versus actual results. The CODM considers budget-to-actual variances on a quarterly basis for both revenue and Segment Adjusted EBITDA when making decisions about allocating capital and personnel to the segments and when assessing performance of the segments. Total segment expenses in the aggregate are regularly reported to the CODM and are comprised of cost of revenue, selling, general and administrative expenses, and R&D expenses, excluding depreciation expense. The CODM does not regularly review assets by segment. Therefore, the Company does not disclose assets by segment.

The Company defines Segment Adjusted EBITDA as net income (loss) before certain unallocated Corporate expenses, interest income and expense, income tax expense (benefit), depreciation and amortization expense, other income (expense), changes in the fair value of contingent consideration liabilities and derivative liabilities, IPO-related costs, asset impairments, business acquisition costs, and restructuring costs, as well as certain non-recurring items.

Financial information for each reportable segment is as follows for the three months ended March 31, 2026:

	Three Months Ended March 31, 2026
	Tactical Systems	Global Solutions	Total Segments
Total segment revenue	$190,797	$25,896	$216,693
Total segment expenses	152,276	21,695	173,971
Segment Adjusted EBITDA	$38,521	$4,201	42,722
Less unallocated amounts:
Corporate(1)			(6,315)
Interest expense			(6,544)
Interest income			106
Change in fair value of derivative liability			(2,400)
Depreciation and amortization			(5,309)
Other income, net			213
IPO-related costs			(1,475)
Income before income taxes			$20,998
(1) Corporate primarily consists of costs related to executive and staff functions, including the Chief Executive Officer, the Chief Operating Officer, Information Technology, Human Resources, Legal, Finance, Business Development, Corporate Development, and Administration, which benefit the enterprise as a whole.

Financial information for each reportable segment is as follows for the three months ended March 31, 2025:

	Three Months Ended March 31, 2025
	Tactical Systems	Global Solutions	Total Segments
Total segment revenue	$29,451	$23,807	$53,258
Total segment expenses	39,318	25,910	65,228
Segment Adjusted EBITDA	$(9,867)	$(2,103)	(11,970)
Less unallocated amounts:
Corporate(1)			(1,390)
Interest expense			(7,179)
Interest income			214
Change in contingent consideration			(1,221)
Depreciation and amortization			(5,173)
Other(2)			(563)
Loss before income taxes			$(27,282)
(1) Corporate primarily consists of costs related to executive and staff functions, including the Chief Executive Officer, the Chief Operating Officer, Information Technology, Human Resources, Legal, Finance, Business Development, Corporate Development, and Administration, which benefit the enterprise as a whole.
(2) Other primarily includes $0.5 million of legal expenses related to the non-recurring Viking legal settlement.

Substantially all of the Company’s long-lived tangible assets were in the United States as of March 31, 2026 and December 31, 2025.

NOTE 11.    SERIES A PREFERRED UNITS

In December 2025, the Company entered into a Unit Purchase Agreement with two investors pursuant to which the Company issued 100,000 Series A preferred units for aggregate cash proceeds of $100.0 million. The transaction closed in December 2025, at which time the investors executed a joinder to the Limited Liability Company Agreement (“LLC Agreement”) and became members of the Company. Contemporaneously with the closing of the Unit Purchase Agreement, the Company amended and restated its LLC Agreement to confer the agreed upon rights and obligations to the holders of the Series A preferred units.

Under the LLC Agreement, the Series A preferred units accrue a preferred return at a rate of 5.0% per annum through June 4, 2027, compounding annually. The preferred return is added to each holder’s Series A preferred capital and included in the unreturned Series A preferred capital balance. If a qualified public offering has not occurred prior to June 4, 2027 then the preferred return rate increases to 8% for the next 12-month period, with an additional 1% increase in the preferred return rate on June 4, 2028 and June 4, 2029. Holders of Series A preferred units have a liquidation and dividend preference over all other unitholders, until they have received all accrued returns and return of the initial capital.

The Series A preferred units also provide holders with certain conversion rights. Upon the occurrence of a liquidity event, the Series A preferred investors may elect to convert all outstanding Series A preferred units into Class A units at a conversion price determined by reference to 80% of the fair market value of a Class A unit. In a liquidity event, which would include a qualified public offering, the Series A preferred unitholders are not eligible to receive the preferred return and the conversion shares are calculated by dividing any unreturned capital contributions by 80% of the initial public offering price. The right to convert upon various liquidity events, including a qualified public offering, represents an embedded derivative required to be accounted for separately from the Series A preferred units and remeasured at fair value at each reporting date, with the changes in fair value recorded through earnings.

Beginning on the fifth anniversary of issuance, the Series A preferred investors may require the Company to redeem all outstanding Series A preferred units for cash at their liquidation value, subject to applicable legal and contractual restrictions (the “Investor Put Right”).

The Company also has the right, at its discretion, to redeem all or a portion of the outstanding Series A preferred units: (i) at any time between December 4, 2027 and June 1, 2030, or (ii) at any time on or after June 1, 2031.

The redemption price per Series A preferred unit is determined formulaically based on the liquidation value at the time and the date of redemption, as follows:

• on or before December 4, 2028, the redemption price is 102% of the liquidation value of each Series A preferred unit being redeemed.

•after December 4, 2028 but on or before December 4, 2029, the redemption price is 101% of the liquidation value of each Series A preferred unit being redeemed.

•on or after December 4, 2029, the redemption price is equal to the liquidation value of each Series A preferred unit being redeemed.

If any required redemption is delayed beyond 180 days due to applicable restrictions, the Series A preferred rate increases to 15% per annum. Following a public offering, holders are entitled to short-form demand registration rights.

Except as specifically provided in the LLC Agreement, the Series A preferred units do not confer general voting rights.

The Series A preferred units are classified as mezzanine equity in the consolidated balance sheets because they are redeemable at the option of the holders, pursuant to the Investor Put Right. The $100.0 million fair value at issuance (net of $80 thousand of issuance costs) was allocated between the Series A preferred units and the derivative liability, with the net proceeds first allocated to the derivative at its estimated fair value of $20.0 million and the remainder of $79.9 million allocated to the Series A preferred units. As of December 31, 2025, the Company increased the carrying value of the Series A preferred units to $80.4 million, which represents their maximum redemption value ($1,000 per unit, plus the preferred return of $0.4 million for the year ended December 31, 2025), less the estimated initial fair value of the derivative liability.

During the three months ended March 31, 2026, the Company entered into two Unit Purchase Agreements with Radz Capital AEVEX Holdings Inc., pursuant to which the Company issued 15,342 Series A preferred units under the LLC Agreement for aggregate cash proceeds of $15.3 million. The transactions closed during the three months ended March 31, 2026. Mr. Raduenz, Executive Chairman of the Company, is the President of Radz Capital AEVEX Holdings Inc. The $15.3 million fair value at issuance (net of $25 thousand of issuance costs) was allocated between the Series A preferred units and the derivative liability, with the net proceeds first allocated to the derivative at its estimated fair value of $3.1 million and the remainder of $12.2 million allocated to the Series A preferred units.

As of March 31, 2026, the Company increased the carrying value of the 115,342 Series A preferred units to $93.9 million, which represents their maximum redemption value ($1,000 per unit, plus the preferred return of $1.7 million since issuance), less the estimated initial fair value of the derivative liability. During the three months ended March 31, 2026, the Company recognized preferred units accretion of $1.4 million as an increase in the carrying value of the Series A preferred units and a decrease in members’ equity. During the three months ended March 31, 2026, the Company recognized a $2.4 million increase in the estimated fair value of the derivative liability in the consolidated statements of operations.

NOTE 12.    SUBSEQUENT EVENTS

Organizational Transactions and IPO

On April 20, 2026, AEVEX Corp. completed its IPO of 18,400,000 shares of its Class A common stock, which includes the exercise in full by the underwriters of their option to purchase an additional 2,400,000 shares of Class A common stock, in exchange for net proceeds of approximately $345.9 million, at the IPO price of $20.00 per share, less $22.1 million of underwriting discounts and commissions. AEVEX Corp. used such net proceeds to acquire 18,400,000 newly-issued Series A units in the Company. Immediately following the completion of the IPO and related organizational transactions, AEVEX Corp. held an approximately 44.5% interest in the Company.

In connection with the consummation of the IPO on April 20, 2026, AEVEX Corp. and the Company undertook certain organizational transactions, including:

•The Company and AEVEX Corp. amended and restated the LLC Operating Agreement to, among other things, (i) modify the capital structure of the Company by replacing the historical membership interests (i.e., Class A units) with a new class of common membership interests consisting of Series A units and Series B units and (ii) appoint AEVEX Corp. as the sole managing member of the Company.

•The Company entered into the Exchange Agreement pursuant to which ATS Investment Holdings (or certain permitted transferees thereof) is entitled to exchange its Series B units, together with an equal number of shares of Class B common stock of AEVEX Corp., for shares of AEVEX Corp.’s Class A common stock on a one-for-one basis or, at AEVEX Corp.’s election, for cash, from a substantially concurrent public offering or private sale (based on the price of our Class A common stock in such public offering or private sale).

•The Company entered into the Tax Receivable Agreement with the TRA Rights Holders that requires the payment by AEVEX Corp. to such persons collectively of 85% of certain tax savings, if any, in U.S. federal, state and local income taxes AEVEX Corp. actually realizes (or, under certain circumstances are deemed to realize).

•The 115,342 of the Company’s Series A preferred units outstanding prior to the Organizational Transactions were, in accordance with their terms, converted into 7,208,876 shares of AEVEX Corp. Class A common stock at a conversion price based on 80% of the IPO price.
Debt Refinancing

On April 20, 2026, subsidiaries of the Company refinanced the Prior Credit Facilities and entered into the New Credit Facilities. The Company used the $100.0 million proceeds from the New Term Loan Facility and the proceeds it received from AEVEX Corp. for the purchase of the newly issued Series A units (i) to repay approximately $258.5 million of outstanding borrowings under our Prior Credit Facilities, (ii) to pay $3.3 million of expenses incurred in connection with the refinancing, (iii) to pay $10.3 million of expenses incurred with the IPO and organizational transactions and (iv) for general corporate purposes.

20

The New Credit Agreement is guaranteed by certain of the Borrower’s wholly-owned domestic subsidiaries and secured by substantially all of the Borrower’s assets and the assets of certain of the Borrower’s subsidiaries, in each case, subject to customary exceptions.

The New Credit Agreement contains certain affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens on assets, fundamental changes and asset sales, investments, negative pledges, repurchase of stock, dividends and other distributions, and transactions with affiliates. In addition, the New Credit Agreement contains financial covenants that require the Loan Parties (as defined in the New Credit Agreement) to comply with the following financial covenants (subject to certain equity cure rights):

•Commencing with the fiscal quarter ending September 30, 2026, maintain a maximum total net leverage ratio not to exceed 3.50 to 1.00 (provided that (a) after June 30, 2029, the total net leverage ratio shall not exceed 3.00 to 1.00 for any test period and (b) the maximum total net leverage ratio shall temporarily increase by 0.50 during the four fiscal quarters following the consummation of a material acquisition), in each case, tested as of the last day of each fiscal quarter; and

•Commencing with the fiscal quarter ending September 30, 2026, maintain a minimum interest coverage ratio for any period, of not less than 3.00 to 1.00, tested as of the last day of each fiscal quarter.

The New Credit Facilities will mature on April 20, 2031. Borrowings under the New Credit Agreement are available, at the Borrower’s option, as term SOFR loans or base rate loans. Term SOFR loans under the New Credit Agreement accrue interest at a SOFR rate plus an applicable rate of 2.25% to 3.00% (depending on the secured net leverage ratio of the Borrower and its restricted subsidiaries). Base rate loans under the New Credit Agreement accrue interest at a base rate plus an applicable rate of 1.25% to 2.00% (depending on the secured net leverage ratio of the Borrower and its restricted subsidiaries). The Revolving Credit Facility also has a variable commitment fee, which is tied to the secured net leverage ratio of the Borrower and its restricted subsidiaries, which ranges from 0.25% to 0.50% per annum. Unused commitments made under the Delayed Draw Term Loan Facility have a commitment fee that accrues (i) from April 20, 2026, until October 17, 2026, at a rate of 0.00% per annum and (ii) thereafter, at a rate of 0.50% per annum. The commitment period under the Delayed Draw Term Loan Facility ends on the earlier of (i) April 20, 2028 and (ii) the commitments under the Delayed Draw Term Loan Facility being fully drawn or otherwise terminated under the New Credit Agreement.

The Revolving Credit Facility will not amortize. The Term Loan Facility and the Delayed Draw Term Loan Facility (to the extent funded) will amortize in equal quarterly installments, commencing with the last day of September 30, 2026, in aggregate annual amounts according to the following amortization schedule:

Payment Dates	Annual Amortization Amount (percent of principal)
Year 1	2.5%
Year 2	2.5%
Year 3	7.5%
Year 4	7.5%
Year 5	10.0%

21

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our financial condition and results of operations as of, and for, the periods presented. You should read the following discussion and analysis of our financial condition and results of operations together with the sections entitled “Forward-Looking Statements” and “Risk Factors” and the unaudited condensed consolidated financial statements and related notes of AEVEX Corp. and Athena Technology Solutions Holdings, LLC included in this Quarterly Report on Form 10-Q, as well as the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and related notes thereto of AEVEX Corp. and Athena Technology Solutions Holdings, LLC included in our final prospectus, dated April 16, 2026, filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933 (the “Prospectus”) in connection with our initial public offering (“IPO”).

This discussion and analysis contains forward-looking statements, including statements regarding our expectations for the future of our business and our liquidity and capital resources as well as other non-historical statements. These statements are based upon our current plans, expectations, and beliefs, and are subject to numerous risks and uncertainties, including but not limited to the risks and uncertainties described in “Forward-Looking Statements” and in the “Risk Factors” section of our Prospectus. Our actual results may differ materially from those contained in or implied by these forward-looking statements.

Overview

We believe that we are a leading defense technology prime contractor and critical enabler of U.S. UAS dominance strategy missions. We are highly differentiated by our proven track record of securing and successfully executing on critical strategic Programs of Record. Today, we are positioned as a recognized global leader in UxS. Through our advanced autonomous, AI-enabled, and attritable UxS, we play a central role in defining next-generation warfighting capabilities, including key areas such as precision strike launched effects, loitering munitions, and full-scope ISR.

We deliver technology-led products and solutions through two complementary business segments:

•Tactical Systems: Designs and manufactures battle-tested, autonomous, modular, and attritable UxS, including UAS and USV, along with other mission critical products. Tactical Systems segment revenue represented approximately 88.0% and 55.3% of our revenue for the three months ended March 31, 2026 and 2025, respectively.

•Global Solutions: Provides bespoke mission solutions, including AI-enabled full-spectrum airborne ISR, C-UAS, additive manufacturing, and specialized mission aircraft engineering, modification, and testing. Global Solutions segment revenue represented approximately 12.0% and 44.7% of our revenue for the three months ended March 31, 2026 and 2025, respectively.

Recent Developments

Initial Public Offering and Organizational Transactions

On April 20, 2026, the Company consummated its IPO of 18,400,000 shares of its Class A common stock, which includes the exercise in full by the underwriters of their option to purchase an additional 2,400,000 shares of Class A common stock from us. The 18,400,000 shares were issued at a public offering price of $20.00 per share, resulting in net proceeds to the Company of $345.9 million, after deducting underwriting discounts of $22.1 million. In addition to the underwriting discounts, the Company incurred $13.3 million of offering costs, which will be recorded to additional paid-in capital during the three months ended June 30, 2026.

In connection with the IPO, the Company completed the Organizational Transactions described under Note 5, Subsequent Events, of the condensed consolidated financial statements and related notes of AEVEX Corp. and in Note 12. Subsequent Events, of the condensed consolidated financial statements and related notes of Athena Technology Solutions Holdings, LLC, each of which is included in this Quarterly Report on Form 10-Q.

Key Factors Affecting Our Performance

Our results have been affected, and are expected to be affected in the future, by a variety of factors. A discussion of key factors that have had, or may have, an effect on our results is set forth below. Information regarding the Company’s risk factors appears in the Prospectus under “Risk Factors.”

U.S. and Foreign Government Expenditures

U.S. and foreign government expenditures have fueled the growth in our target markets, and we expect the continued availability of U.S. and foreign government expenditures for our customers to help fund purchases of our products and services. However, changes in the volume and relative mix of U.S. and foreign government expenditures, as well as in areas of spending growth, may impact our results of operations. In particular, our results may be affected by shifts in strategies and priorities on defense-related programs. Cost-cutting and efficiency initiatives, current and future budget restrictions, spending cuts and other efforts to reduce government expenditures, as well as shifts in overall priorities, could cause our government customers to reduce or delay funding or invest appropriated funds on a less consistent basis or not at all, and demand for our solutions or services could diminish. Furthermore, any disruption in the functioning of government agencies, including as a result of government closures and shutdowns, could have a negative impact on our operations and cause us to lose revenue or incur additional costs due to, among other things, our inability to maintain access and schedules for government testing or the deployment of our staff to customer locations or facilities as a result of such disruptions.

There is also uncertainty around the timing, extent, nature and effect of Congressional and other U.S. Government actions to address budgetary constraints and caps on the discretionary budget for defense and non-defense departments and agencies. In addition, there is uncertainty around the ability of Congress to determine how to allocate the available budget authority and pass appropriations bills to fund both U.S. Government departments and agencies that are, and those that are not, subject to the caps. Additionally, budget deficits and the growing U.S. national debt may increase pressure on the U.S. Government to reduce federal spending across all federal agencies, with uncertainty about the size and timing of those reductions. Furthermore, delays in the completion of future U.S. Government budgets could delay procurement of the federal government services that we provide.

Macroeconomic Pressures

In recent years, geopolitical instability, including wars and conflicts, as well as impacts from other global events and heightened global tensions, have resulted in opportunities for companies in the defense technology market. Global defense spending is accelerating, fueled by rising budgets, modernization initiatives, and the urgent demand for next-generation advanced systems to counter near-peer adversaries. This surge has in part been driven by active conflicts in the Middle East, Africa, and Eastern Europe, along with the anticipation of future engagements in the South Pacific. While these conditions may create growth opportunities, the unpredictable nature, duration, and geographic scope of such conflicts introduce significant uncertainty regarding the sustainability of this demand. However, certain disruptions to the global economy, including market disruptions, monetary, and fiscal policy uncertainty, supply chain challenges, high interest rates and inflationary pressures have contributed to an inflationary environment that may adversely affect the price and availability of certain products and services necessary for our operations, which in turn may adversely impact our business and operating results. In addition, the global trade environment is uncertain and evolving. Tariffs imposed by the U.S. presidential administration or retaliatory tariffs by other countries have resulted in an ongoing trade war. The impact of tariffs on our business and results of operations will depend on their timing, duration, and magnitude.

Project Revenue Mix and Impact on Margins

We may experience future variability in the profitability of our contracts, and such variability may occur at levels and frequencies different from variability we have historically experienced. Such variability in profitability may be due to strategic decisions, cost overruns, or other circumstances within or outside of our control. Accordingly, our historical experience with profitability of our contracts is not indicative or predictive of future experience.

Our financial success is based on our ability to deliver high quality products on a timely basis and at a cost-effective price for our customers. When agreeing to contractual terms, our management team makes assumptions and projections about future conditions and events. The accounting for our contracts and programs involves assumptions and estimates about these conditions and events. These projections and estimates assess:

•the productivity and availability of labor;
•the allocation of indirect costs to labor and material costs incurred;
•the complexity of the work to be performed;
•the cost and availability of materials and components; and
•schedule requirements.

If there is a significant change in one or more of these circumstances, estimates or assumptions, or if the risks under our contracts are not managed adequately, the profitability of contracts could be adversely affected, which could materially affect earnings and margins in any given fiscal period.

In particular, profitability can fluctuate depending on the type of contract award. Contracts with certain customers reflect firm fixed pricing structures. As a result, our gross profit is dependent on the efficient and effective execution of our contracts. Our ability to maximize gross profit may be impacted by, but not limited to, unanticipated cost overruns, disruptions in our supply chains, learning curve and non-recurring engineering costs related to our contracts with customers. If our fixed-price development efforts contribute to a larger portion of our revenue output, we may have a higher risk profile, which may result in reduced margins.

From time to time, we may strategically enter into contracts with low or negative margins relative to other contracts or that are at risk of cost overruns. This may occur due to strategic decisions built around positioning ourselves for future contracts or to enhance our product and service offerings. However, in some instances, loss contracts may occur from unforeseen cost overruns that are not recoverable from the customer. We establish loss reserves on contracts in which the cost estimate-at-completion (“EAC”) exceeds the estimated revenue. The loss reserves are recorded in the period in which a loss is determined. Our reference to adjustments to EAC in the context of describing our results of operations includes net changes during the period in our aggregate program contract values, EAC and other program estimates, and includes the impact of cost overruns and recognition of loss reserves.

Additionally, the timing of our cash flows is impacted by the timing of achievement of billable milestones on contracts. Historically, this has resulted and could continue to result in fluctuations in working capital levels and quarterly free cash flow. As a result of such quarterly fluctuations in free cash flow, we believe that quarter-to-quarter comparisons of our results of operations may not necessarily be meaningful and should not be relied upon as indicators of future performance.

Ability to Continue to Innovate and Expand our Product and Service Offerings

To continue gaining market share and attracting customers, we plan to continue making substantial investments in R&D for the continued enhancements of our product and service offerings. Our future success is dependent on our continued ability to leverage our engineering and design capabilities to meet exact customer innovation needs and to proactively innovate to help win emerging programs. If we are unable to devote adequate resources to develop new products or cannot otherwise successfully develop new products or enhancements that meet customer requirements on a timely basis, our products could lose market share, our revenue and profits could decline, and we could experience operating losses.

Public Company Expenses

We have incurred, and expect to continue to incur, certain non-recurring professional fees and other expenses as part of our transition to becoming a public company. As a public company, we are implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. In particular, we expect our accounting, legal and personnel-related expenses and directors’ and officers’ insurance costs to increase as we establish more comprehensive compliance and governance functions, establish, maintain and review internal controls over financial reporting in accordance with the Sarbanes-Oxley Act and prepare and file periodic reports in accordance with SEC rules. Our financial statements following the IPO will reflect the impact of these expenses.

Funded Backlog

Funded backlog represents our estimate of the revenue we expect to realize in future periods as a result of performing work on funded contracts that have been awarded to us (net of any revenue already recognized as of the backlog date). We include the aggregate expected revenue from awarded contracts in our funded backlog upon the execution of a legally binding agreement (e.g., written contract or purchase order), even though our contracts include certain termination rights exercisable by our customers with advance notice. We exclude from funded backlog any unfunded contract options and at-risk work. Deferred revenue recognized on our consolidated balance sheets consists of payments and billings that we have received in excess of revenue that we have recognized. Because cash receipts from these contracts have not been recognized into revenue, they are included in our backlog calculation.

We view growth in funded backlog as a key measure of our future business prospects. We monitor our funded backlog because we believe it is a forward-looking indicator of potential sales that can be helpful to investors in evaluating the performance of our business and identifying trends over time. Although funded backlog reflects business associated with contracts that are considered to be firm, terminations, amendments, or contract cancellations may occur, which could result in a reduction in our total funded backlog and potential future revenue that never gets recognized.

	March 31, 2026	December 31, 2025
Funded backlog	$356,623	$503,123

Funded backlog includes both single and multi-year awards, and fluctuations in backlog are driven primarily by the timing of large program wins. The decrease of $146.5 million in funded backlog for the three months ended March 31, 2026 was primarily due to revenue recognized for the EUCOM AOR Deep Strike program during the three months ended March 31, 2026. We expect to convert approximately 93.0% of the total $356.6 million of funded backlog as of March 31, 2026 into revenue during the remainder of 2026.

    In addition, our funded backlog is subject to meaningful customer concentration risk. As of March 31, 2026, approximately 73.9% of the total dollar value of our funded backlog related to the U.S Government. For purposes of evaluating our funded backlog, we consider all U.S. Government entities to be one customer. Additionally, funded backlog that is originally funded through U.S. Government efforts is considered to be U.S. Government backlog even if the program is directly contracted through an intermediary.

Components of Results of Operations

Revenue – consists entirely of revenue from contracts with customers, net of sales discounts. Our revenue is derived from a combination of cost-plus contracts, fixed price contracts, and time and materials contracts for both U.S. Government and commercial and international deliverables. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. We recognize revenue upon satisfying the performance obligations identified in the contract, which is achieved as services are rendered, upon completion of a service, or through the transfer of control of the promised good or service to the customer either at a point in time or over time. Our contracts can range from short-term periods of less than 12 months to multi-year obligations.

We perform work under contracts that broadly consist of fixed-price, cost-reimbursable, time-and-materials arrangements, or a combination of the three. Pricing is contractually based on specific negotiations with each customer. Advanced payments and billings for milestones in excess of revenues recognized are recorded as current and non-current deferred revenue in our consolidated balance sheets and recognized into revenue as we satisfy the underlying performance obligations.

For fixed-price contracts satisfied over time, progress is measured using a cost-to-cost method, which accurately reflects the transfer of control to the customer. This method assesses the extent of progress based on the ratio of costs incurred to date against the total estimated costs to complete the performance obligation. Estimating total costs to complete requires us to make informed estimates regarding subcontractor performance, material costs and availability, labor costs and productivity, as well as overhead expenses. Frequently, the period of performance of a contract extends over a long period of time and, as such, revenue recognition and our profitability from a particular contract may be affected to the extent that estimated costs to complete are revised, delivery schedules are delayed, performance-based milestones are not achieved, or progress under a contract is otherwise impeded. Accordingly, our recorded revenues and operating profit from period to period can fluctuate significantly depending on when contractual obligations are achieved.

Should the estimated total costs to be incurred on a contract surpass the anticipated total revenue, we recognize a provision for the entire loss on the contract in the period when the loss is identified. For further discussion of the critical judgments and estimates related to our revenue recognition policies, see “Critical Accounting Estimates.”

Cost of Revenue – consists of direct costs and allocated indirect costs. Direct costs include labor, materials, subcontractor and other costs directly related to the execution of a specific contract. Indirect costs include overhead expenses, fringe benefits, depreciation and amortization.

Selling, General, and Administrative – consists primarily of personnel-related expenses for our sales, marketing, supply chain, finance, legal, human resources and administrative personnel, as well as the costs of customer service, information technology, risk management and related insurance, travel, allocated overhead and other marketing, communications and administrative expenses. We also expect to further invest in our corporate infrastructure and incur additional expenses associated with operating as a public company, including increased legal and accounting costs, investor relations and compliance costs. As a result, we expect that selling, general and administrative expenses will increase in absolute dollars in future periods but decline as a percentage of total revenue over time. In addition, as a result of becoming a public company, we will incur significant additional annual expenses including, among other things, additional directors’ and officers’ liability insurance, costs to administer a public company stock compensation plan, director fees, costs to comply with reporting requirements of the SEC, transfer agent fees, costs for additional accounting, legal and administrative personnel, increased auditing, tax and legal fees, stock exchange listing fees, additional stock-based compensation expense and similar expenses.

Research and Development – represents primarily employee and contractor compensation, supplies and materials for new product development and facility costs.

Amortization of Intangible Assets – represents customer relationships, technology and trade names acquired in business combinations that are not directly related to the delivery of our products or services and are amortized based on their pattern of economic benefit over their estimated useful lives.

Change in Contingent Consideration – As part of the acquisition of Tribe Aerospace, LLC in 2022, we agreed to pay contingent consideration to the sellers for any EBITDA (as defined in the earnout arrangement) recognized over certain thresholds during the earnout period from 2022-2024. The contingent consideration was settled using a combination of cash and Class A units based on converting a portion of each contingent payment to units at the fixed contractual price per unit. The change in fair value of the liability during the three months ended March 31, 2025 represents accretion of the discounted liability outstanding during the period. All earnout arrangement liabilities were settled as of December 31, 2025.

Interest Expense – consists primarily of interest expense incurred on borrowings under our Credit Agreement.

Interest Income – consists primarily of interest income earned on cash and cash equivalents.

Change in Derivative Liability – During December 2025 and the three months ended March 31, 2026, the Company issued Series A preferred units with conversion features that represent an embedded derivative that is accounted for separately from the Series A preferred units and remeasured at fair value at each reporting date, with the changes in fair value recorded through earnings.

Other Income (Expense), net – reflects miscellaneous income and expense unrelated to our core business activities.

Results of Operations

For the Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Revenue:
Products	$191,844	$26,487	$165,357	624.3%
Services	24,849	26,771	(1,922)	(7.2)%
Total revenue	216,693	53,258	163,435	306.9%
Cost of revenue:
Products	140,158	24,241	115,917	478.2%
Services	20,041	25,955	(5,914)	(22.8)%
Total cost of revenue	160,199	50,196	110,003	219.1%
Gross profit	56,494	3,062	53,432	1745.0%
Operating expenses:
Selling, general, and administrative	19,412	8,588	10,824	126.0%
Research and development	3,337	9,490	(6,153)	(64.8)%
Amortization of intangible assets	4,122	4,080	42	1.0%
Change in contingent consideration	—	1,221	(1,221)	(100.0)%
Total operating expenses	26,871	23,379	3,492	14.9%
Income (loss) from operations	29,623	(20,317)	49,940	(245.8)%
Other income (expense), net:
Interest expense	(6,544)	(7,179)	635	(8.8)%
Interest income	106	214	(108)	(50.5)%
Change in fair value of derivative liability	(2,400)	—	(2,400)	100.0%
Other income, net	213	—	213	100.0%
Total other expense, net	(8,625)	(6,965)	(1,660)	23.8%
Income (loss) before income taxes	20,998	(27,282)	48,280	(177.0)%
Provision for income taxes	—	40	(40)	(100.0)%
Net income (loss)	$20,998	$(27,322)	$48,320	(176.9)%

Products Revenue

Products revenue increased to $191.8 million from $26.5 million, or by $165.4 million and 624.3%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase is due to $161.0 million of higher revenue in our Tactical Systems segment primarily from UAS products and $4.4 million of higher revenue in our Global Solutions segment primarily from aircraft modifications and testing products.

Services Revenue

Services revenue decreased to $24.8 million from $26.8 million, or by $1.9 million and 7.2%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease is primarily due to $2.2 million of lower revenue in our Global Solutions segment primarily from mission support, intelligence, surveillance, and reconnaissance services.

Cost of Products Revenue

Cost of products revenue increased to $140.2 million from $24.2 million, or by $115.9 million and 478.2%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The higher cost of products revenue is primarily due to $114.7 million of higher costs in our Tactical Systems segment from our EUCOM AOR Deep Strike program during the three months ended March 31, 2026 compared to three months ended March 31, 2025. The $114.7 million of higher costs is comprised of an approximately $109.3 million increase in materials related costs and an approximately $5.4 million increase in direct and indirect labor costs.

Cost of Services Revenue

Cost of services revenue decreased to $20.0 million from $26.0 million, or by $6.0 million and 22.8%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The lower costs of service revenue is primarily due to a $4.0 million decrease in labor and material costs in the Global Solutions segment.

Gross Profit

Gross profit increased to $56.5 million from $3.1 million, or by $53.4 million and 1745.0%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The gross profit percentage increased from 5.7% for the three months ended March 31, 2025 to 26.1% for the three months ended March 31, 2026. The increase was primarily due to $161.0 million of higher revenue in our Tactical Systems segment primarily from UAS products and $4.4 million of higher revenue in our Global Solutions segment primarily from aircraft modifications and testing products, which is offset by $114.7 million of higher costs in our Tactical Systems segment from our EUCOM AOR Deep Strike program.

Selling, General and Administrative

Selling, general, and administrative expenses increased to $19.4 million from $8.6 million, or by $10.8 million and 126.0%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily due to a $3.8 million increase in audit and accounting fees related to our IPO process, a $3.0 million increase in new employee-related costs, and a $1.1 million repurchase of Incentive Units during the three months ended March 31, 2026.

Research and Development

Research and development expenses decreased to $3.3 million from $9.5 million, or by $6.2 million and 64.8%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was primarily due to the $5.6 million decrease in development activities for UAS products and services.

Amortization of Intangible Assets

Amortization of intangible assets increased to $4.1 million from $4.1 million, or by $42 thousand and 1.0%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Change in Contingent Consideration

As part of the acquisition of Tribe Aerospace, LLC in 2022, the Company agreed to pay contingent consideration to the sellers for any EBITDA (as defined in the earnout arrangement) recognized over certain thresholds during the earnout period from 2022 to 2024. The contingent consideration was settled using a combination of cash and Class A units of the Company based on converting a portion of each contingent payment to units at the fixed contractual price per unit. The change in fair value of the liability during the three months ended March 31, 2025 represents accretion of the discounted liability outstanding during the period. All earnout arrangement liabilities were settled as of December 31, 2025.

Interest Expense

Interest expense decreased to $6.5 million from $7.2 million, or by $0.6 million and 8.8%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was primarily due to lower interest rates on the term loans and $0.2 million of lower amortization of debt issuance costs following the modification of the Credit Agreement in September 2025.

Interest Income

Interest income decreased to $0.1 million from $0.2 million, or by $0.1 million and 50.5%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Change in Fair Value of Derivative Liability

During December 2025 and the three months ended March 31, 2026, the Company issued Series A preferred units with conversion features that represent an embedded derivative that is accounted for separately from the Series A preferred units and remeasured at fair value at each reporting date, with the changes in fair value recorded through earnings.

Other Income, Net

Other income, net increased to $0.2 million from $0, or by $0.2 million, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Results by Segment

For the Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

We measure the performance of our reportable segments based on total segment revenue and Segment Adjusted EBITDA. Our operating and reportable segments are Tactical Systems and Global Solutions. The following table presents total revenue by segment, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin (in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Tactical Systems
Segment revenue	$190,797	$29,451	$161,346	547.8%
Segment Adjusted EBITDA	$38,521	$(9,867)	$48,388	(490.4)%
Segment Adjusted EBITDA Margin	20.2%	(33.5)%
Global Solutions
Segment revenue	$25,896	$23,807	$2,089	8.8%
Segment Adjusted EBITDA	$4,201	$(2,103)	$6,304	(299.8)%
Segment Adjusted EBITDA Margin	16.2%	(8.8)%

For a discussion of Segment Adjusted EBITDA, please refer to Item 1. Financial Statements, Note 10, “Segment Information” of the notes to the condensed consolidated financial statements.

Tactical Systems

Tactical Systems segment revenue increased to $190.8 million from $29.5 million, or by $161.3 million and 547.8%, for three months ended March 31, 2026, compared to three months ended March 31, 2025. The increase is primarily due to $161.0 million of higher revenue from UAS products.

Tactical Systems Adjusted EBITDA increased to $38.5 million from $(9.9) million, or by $48.4 million, for three months ended March 31, 2026, compared to three months ended March 31, 2025. The increase is primarily due to the increase in products revenue and the decrease in research and development expense for UAS products and services discussed above, which is offset by the increase in cost of products revenue and the increase in selling, general and administrative expenses for new employee-related costs discussed above.

Global Solutions

Global Solutions segment revenue increased to $25.9 million from $23.8 million, or by $2.1 million and 8.8%, for three months ended March 31, 2026, compared to three months ended March 31, 2025. The increase is primarily due to $4.3 million of higher revenue from aircraft modifications and testing products and services, which is offset by $2.2 million of lower revenue from mission support, intelligence, surveillance, and reconnaissance products and services.

Global Solutions Adjusted EBITDA increased to $4.2 million from $(2.1) million, or by $6.3 million, for three months ended March 31, 2026, compared to three months ended March 31, 2025. The increase is primarily due to higher gross profit from aircraft modification and testing products and services and mission support, intelligence, surveillance, and reconnaissance services.

Non-GAAP Financial Measures

We use certain non-GAAP key performance indicators to evaluate our business operations, including Adjusted EBITDA, Adjusted EBITDA Margin and free cash flow.

The non-GAAP financial measures presented in this Quarterly Report on Form 10-Q are supplemental measures of our performance that we believe help investors understand our financial condition and operating results and assess our future prospects. We believe that presenting these non-GAAP financial measures, in addition to the corresponding GAAP financial measures, are important supplemental measures that exclude non-cash or other items that may not be indicative of or are unrelated to our core operating results and the overall health of our company. We believe that these non-GAAP financial measures provide investors with greater transparency to the information used by management for its operational decision-making. We further believe that providing this information assists our investors in understanding our operating performance and the methodology used by management to evaluate and measure such performance. When read in conjunction with our GAAP results, these non-GAAP financial measures provide a baseline for analyzing trends in our underlying businesses and can be used by management as a basis for financial, operational and planning decisions. Finally, these measures are often used by analysts and other interested parties to evaluate companies in our industry.

Management recognizes that these non-GAAP financial measures have limitations, including that they may be calculated differently by other companies or may be used under different circumstances or for different purposes, thereby affecting their comparability from company to company. In order to compensate for these and the other limitations discussed below, management does not consider these measures in isolation from or as alternatives to the comparable financial measures determined in accordance with GAAP. Readers should review the reconciliations below and should not rely on any single financial measure to evaluate our business. The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures follow.

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA as net income (loss) before interest income and expense, income tax expense (benefit), depreciation and amortization expense, other income (expense), changes in the fair value of contingent consideration and derivative liabilities, IPO-related costs, asset impairments, business acquisition costs, and restructuring costs, as well as certain non-recurring items. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue. We believe that Adjusted EBITDA and Adjusted EBITDA Margin are important metrics for management and investors as they remove the impact of items that we do not believe are indicative of our core operating results or the overall health of our company and allow for consistent comparison of our operating results over time and relative to our peers.

The following table presents a reconciliation of net income to Adjusted EBITDA and Adjusted EBITDA Margin for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$20,998	$(27,322)
Interest expense	6,544	7,179
Interest income	(106)	(214)
Provision for income taxes	—	40
Depreciation and amortization	5,309	5,173
Other income, net	(213)	—
Change in contingent consideration	—	1,221
Change in fair value of derivative liability	2,400	—
IPO-related costs(1)	1,475	—
Other(2)	—	563
Adjusted EBITDA	$36,407	$(13,360)
Total revenue	$216,693	$53,258
Net income (loss) margin	9.7%	(51.3)%
Adjusted EBITDA Margin	16.8%	(25.1)%
(1) Represents non-recurring professional service fees related to the public offering and IPO readiness.
(2) Other for the three months ended March 31, 2025 includes $0.5 million of legal fees related to the non-recurring Viking legal settlement.

Liquidity and Capital Resources

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital needs, capital expenditures, contractual obligations, debt service, acquisitions, and other commitments. Our principal sources of liquidity to date have included cash provided by operating activities, amounts raised through issuances of equity capital, including the IPO, and borrowings under our credit agreements. We currently expect that our principal future sources of funding will include our current cash balance, cash provided by operating activities, our New Credit Agreement and proceeds from other forms of debt financing and equity offerings.

On April 20, 2026, we completed our IPO of 18,400,000 shares of our Class A common stock at a price of $20.00 per share, resulting in net cash proceeds of $345.9 million, after deducting underwriting discounts and commissions. In addition, on April 20, 2026, subsidiaries of Holdings LLC refinanced the Prior Credit Facilities and entered into the New Credit Facilities. Holdings LLC used the $100.0 million proceeds from the New Term Loan Facility and the proceeds it received from AEVEX Corp. for the purchase of newly issued Series A units (i) to repay approximately $258.5 million of outstanding borrowings under our Prior Credit Facilities, (ii) to pay $3.3 million of expenses incurred in connection with the refinancing, (iii) to pay $10.3 million of expenses incurred with the IPO and Organizational Transactions and (iv) for general corporate purposes.

After the consummation of the IPO, AEVEX Corp. is a holding company and has no material assets other than its ownership of equity interests in Holdings LLC. AEVEX Corp. will have no independent means of generating revenue or cash flow. Under the terms of the LLC Operating Agreement and the Tax Receivable Agreement, Holdings LLC is obligated to make tax distributions to the LLC Unitholders, including us. To the extent that Holdings LLC has available cash, we intend to cause Holdings LLC to make cash distributions to the LLC Unitholders, including us, in amounts sufficient to (1) fund all or part of their tax obligations in respect of taxable income allocated to them and (2) cover our operating expenses, including payments under the Tax Receivable Agreement.

The actual amount and timing of any payments under the Tax Receivable Agreement will vary depending upon a number of factors, including the timing of exchanges by ATS Investment Holdings (or certain permitted transferees thereof), the amount of gain recognized by ATS Investment Holdings (or certain permitted transferees thereof), the amount and timing of the taxable income we generate in the future and the federal tax rates then applicable. However, we expect that the payments AEVEX Corp. will be required to make under the Tax Receivable Agreement will be substantial and could materially affect our liquidity. Assuming there are no material changes in the relevant tax laws and that we earn sufficient taxable income to realize all tax benefits that are subject to the Tax Receivable Agreement, and assuming all exchanges or redemptions would occur immediately after the IPO, we would have been required to pay approximately $373.2 million over the fifteen year period from the date of the IPO. There can be no assurance that Holdings LLC and its subsidiaries will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants in debt instruments of Holdings LLC and its subsidiaries, will permit such distributions.

Any payments made by us under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to use and, to the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us. If AEVEX Corp. does not have sufficient funds to pay taxes, payments under the Tax Receivable Agreement or other liabilities or to fund its operations, it may have to borrow funds, which could materially adversely affect its liquidity and financial condition and subject it to various restrictions imposed by any such lenders.

In addition to payments required by the Tax Receivable Agreement, our expected primary uses of cash on a short and long-term basis are for working capital requirements, capital expenditures, R&D, debt service requirements, potential acquisitions, and other general corporate purposes. Our primary working capital requirements are for project execution activities including purchases of materials, subcontracted services and payroll, which fluctuate during the year, driven primarily by the timing and extent of activities required on new and existing projects.

Our ability to generate sufficient liquidity from our ongoing operations and debt financing and capital markets transactions in order to meet our obligations and operating needs will enable us to continue our business operations. If we require additional capital and are unsuccessful in raising that capital, we may not be able to continue our business operations and/or may be unable to advance growth initiatives, either of which could adversely impact our business, financial condition, and results of operations.

We believe that our cash and cash equivalents, cash provided by our operations, and amounts available under our New Credit Agreement will be adequate to meet our liquidity requirements for at least the next 12 months. Our future long-term capital requirements will depend on several factors, including our ability to raise additional capital and, over time, our ability to generate positive cash flows from operations. Accordingly, we may try to raise additional capital, whether in the public or private markets. To the extent existing cash and cash equivalents are not sufficient to fund future activities, we may borrow under our New Credit Agreement or seek to raise additional funds through equity, equity-linked or debt financings. We may enter into agreements or letters of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, which could also require us to seek additional equity financing, incur indebtedness or use cash resources.

The following table summarizes select financial data relevant to our liquidity and capital resources as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$27,449	$27,908
Total debt maturities (including current portion)	258,455	259,135

Prior Credit Facilities

On March 18, 2020 we entered into a Credit Agreement (as amended by Amendment No. 1 to Credit Agreement, dated as of October 28, 2020, Amendment No. 2 to Credit Agreement, dated as of May 7, 2021, Amendment No. 3 to Credit Agreement, dated as of May 15, 2023, Amendment No. 4 to Credit Agreement, dated as of April 30, 2024 and Amendment No. 5 to Credit Agreement, dated as of September 15, 2025, the “Credit Agreement”) with a syndicate of lenders, Ankura Trust Company, LLC, as administrative agent and PNC Bank, National Association as revolving agent and collateral agent.

The Credit Agreement provided for a senior secured term loan facility (the “Term Loan”) in an original aggregate principal amount of $325.0 million. The Credit Agreement also provided for a super priority senior secured revolving credit facility in an aggregate principal amount of $25.0 million (the “Revolving Credit Facility” and, together with the Term Loan, the “Credit Facilities”). The Revolving Credit Facility includes a $5.0 million sublimit for the issuance of letters of credit. As of March 31, 2026, we had $258.5 million outstanding under the Term Loan and no borrowing outstanding under the Revolving Credit Facility. The Term Loan matured on March 18, 2028. Borrowings, if any, under the Revolving Credit Facility matured on March 18, 2028.

The Term Loans bore interest at a rate equal to (i) 5.00% plus the base rate equal to the highest of (w) the prime rate, (x) the Federal funds open rate plus 0.50% per annum and (y) a daily Term SOFR rate based on an interest period of one month plus 1.00% per annum or (ii) Term SOFR plus 6.00% per annum subject to a 1.00% Term SOFR floor. The Revolving Credit Facility bore interest at a rate as set forth in the Credit Agreement.

In addition to paying interest on loans outstanding under the Term Loan and the Revolving Credit Facility, we were required to pay a commitment fee of 0.50% per annum of unused commitments under the Revolving Credit Facility. We were required to pay customary fronting, issuance, and administrative fees for the issuance of letters of credit.

The borrowings were guaranteed and secured by substantially all our assets and our subsidiaries. As of March 31, 2026 and December 31, 2025, we were in compliance with the covenants in the Credit Agreement.

Loan Authorization Agreement
On October 9, 2025, a wholly owned subsidiary of the Company entered into a Loan Authorization Agreement with the Bank of Montreal from which the Company may from time to time request loans and letters of credit in an aggregate principal amount of $60.0 million. As of March 31, 2026 and December 31, 2025, $60.0 million was available to be borrowed under the Loan Authorization Agreement. Immediately following the closing of the IPO on April 20, 2026, the Loan Authorization Agreement was terminated effective April 21, 2026.

New Credit Facilities

On April 20, 2026, we entered into the New Credit Agreement that provides for facilities in an aggregate principal amount of $375.0 million, consisting of (i) a senior secured Term Loan Facility with an aggregate principal amount of $100.0 million, (ii) a senior secured Delayed Draw Term Loan Facility with an aggregate principal amount of $75.0 million and (iii) a senior secured Revolving Credit Facility with an aggregate principal amount of $200.0 million, which includes a sublimit for the issuance of letters of credit in an amount up to $40.0 million and a sublimit for swing line loans in an amount up to $30.0 million. As of the closing of the Company’s IPO, the aggregate principal amount borrowed under the New Credit Facilities is $100.0 million from the Term Loan Facility. Borrowings under the New Revolving Credit Facility and the New Delayed Draw Term Loan Facility may vary significantly from time to time depending on our cash needs at any given time. The New Revolving Credit Facility was undrawn at the closing of the IPO, and the Delayed Draw Term Loan Facility was not borrowed at the closing of the IPO.

The New Credit Agreement is guaranteed by certain of the Borrower’s wholly-owned domestic subsidiaries and secured by substantially all of the Borrower’s assets and the assets of certain of the Borrower’s subsidiaries, in each case, subject to customary exceptions.

The New Credit Agreement contains certain affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens on assets, fundamental changes and asset sales, investments, negative pledges, repurchase of stock, dividends and other distributions, and transactions with affiliates. In addition, the New Credit Agreement contains financial covenants that require the Loan Parties (as defined in the New Credit Agreement) to comply with the following financial covenants (subject to certain equity cure rights):

•Commencing with the fiscal quarter ending September 30, 2026, maintain a maximum total net leverage ratio not to exceed 3.50 to 1.00 (provided that (a) after June 30, 2029, the total net leverage ratio shall not exceed 3.00 to 1.00 for any test period and (b) the maximum total net leverage ratio shall temporarily increase by 0.50 during the four fiscal quarters following the consummation of a material acquisition), in each case, tested as of the last day of each fiscal quarter; and

•Commencing with the fiscal quarter ending September 30, 2026, maintain a minimum interest coverage ratio for any period, of not less than 3.00 to 1.00, tested as of the last day of each fiscal quarter.

The New Credit Facilities will mature on April 20, 2031. Borrowings under the New Credit Agreement are available, at the Borrower’s option, as term SOFR loans or base rate loans. Term SOFR loans under the New Credit Agreement accrue interest at a SOFR rate plus an applicable rate of 2.25% to 3.00% (depending on the secured net leverage ratio of the Borrower and its restricted subsidiaries). Base rate loans under the New Credit Agreement accrue interest at a base rate plus an applicable rate of 1.25% to 2.00% (depending on the secured net leverage ratio of the Borrower and its restricted subsidiaries). The Revolving Credit Facility also has a variable commitment fee, which is tied to the secured net leverage ratio of the Borrower and its restricted subsidiaries, which ranges from 0.25% to 0.50% per annum. Unused commitments made under the Delayed Draw Term Loan Facility have a commitment fee that accrues (i) from April 20, 2026, until October 17, 2026, at a rate of 0.00% per annum and (ii) thereafter, at a rate of 0.50% per annum. The commitment period under the Delayed Draw Term Loan Facility ends on the earlier of (i) April 20, 2028 and (ii) the commitments under the Delayed Draw Term Loan Facility being fully drawn or otherwise terminated under the New Credit Agreement.

The Revolving Credit Facility will not amortize. The Term Loan Facility and the Delayed Draw Term Loan Facility (to the extent funded) will amortize in equal quarterly installments, commencing with the last day of September 30, 2026, in aggregate annual amounts according to the following amortization schedule:

Payment Dates	Annual Amortization Amount (percent of principal)
Year 1	2.5%
Year 2	2.5%
Year 3	7.5%
Year 4	7.5%
Year 5	10.0%

Series A Preferred Units

In December 2025, the Company entered into a Unit Purchase Agreement with two investors pursuant to which the Company issued 100,000 Series A preferred units for aggregate cash proceeds of $100.0 million. The transaction closed in December 2025.

Under the LLC Operating Agreement, the Series A preferred units initially accrued a preferred return at a rate of 5.0% per annum through June 4, 2027, compounding annually. The preferred return was added to each holder’s unreturned Series A preferred capital balance. Holders of Series A preferred units had a liquidation and dividend preference over all other unitholders, until receipt of all accrued returns and return of the initial capital.

The Series A preferred units also provided holders with certain conversion rights.

Except as specifically provided in the LLC Agreement, the Series A preferred units did not confer general voting rights. Series A preferred unit holders were entitled to certain customary rights and subject to certain customary obligations as a member of the Company as set forth in the LLC Agreement.

The Series A preferred units were classified as mezzanine equity in the consolidated balance sheets because they were redeemable at the option of the holders. The $100.0 million fair value at issuance (net of $0.1 million of issuance costs) was allocated between the Series A preferred units and the embedded derivative, with the net proceeds first allocated to the derivative at its estimated fair value of $20.0 million and the remainder of $79.9 million allocated to the Series A preferred units. As of December 31, 2025, the Company increased the carrying value of the Series A preferred units to $80.4 million, which represents their maximum redemption value ($1,000 per unit, plus the preferred return of $0.4 million for the year ended December 31, 2025), less the estimated initial fair value of the embedded derivative.

During the three months ended March 31, 2026, the Company entered into two Unit Purchase Agreements with Radz Capital AEVEX Holdings Inc., pursuant to which the Company issued 15,342 Series A preferred units under the LLC Agreement for aggregate cash proceeds of $15.3 million. The transactions closed during the three months ended March 31, 2026. Mr. Raduenz, Executive Chairman of the Company, is the President of Radz Capital AEVEX Holdings Inc. The $15.3 million fair value at issuance (net of $25 thousand of issuance costs) was allocated between the Series A preferred units and the derivative liability, with the net proceeds first allocated to the derivative at its estimated fair value of $3.1 million and the remainder of $12.2 million allocated to the Series A preferred units.

As of March 31, 2026, the Company increased the carrying value of the 115,342 Series A preferred units to $93.9 million, which represents their maximum redemption value ($1,000 per unit, plus the preferred return of $1.7 million since issuance), less the estimated initial fair value of the derivative liability. During the three months ended March 31, 2026, the Company recognized a preferred units accretion of $1.4 million as an increase in the carrying value of the Series A preferred units and a decrease in members’ equity. During the three months ended March 31, 2026, we recognized the $2.4 million increase in the estimated fair value of the derivative liability in the consolidated statement of operations.

In connection with the IPO, the Series A preferred units outstanding prior to the Organizational Transactions were, in accordance with their terms, converted into 7,208,876 shares of the Company’s Class A common stock at a conversion price based on 80% of the IPO price.

Cash Flow Activity

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(10,351)	$(20,148)
Net cash used in investing activities	(1,750)	(3,720)
Net cash provided by (used in) financing activities	11,642	(748)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 was $10.4 million, compared to net cash used in operating activities of $20.1 million for the three months ended March 31, 2025. The $9.7 million favorable change in cash flow from operations was primarily due to the $49.1 million increase in net income, net of non-cash items, offset by the $40.0 million net decrease in operating assets and liabilities during the three months ended March 31, 2026 versus the $0.7 million net decrease in operating assets and liabilities during the three months ended March 31, 2025. The $40.0 million net decrease in operating assets and liabilities during the three months ended March 31, 2026 is primarily due to the timing of our cash payments to fulfill the EUCOM AOR Deep Strike program versus the timing of cash receipts from the customer, combined with an overall increase in revenue in the first quarter of 2026 versus the first quarter of 2025.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2026 decreased by $1.9 million to $1.8 million, compared to $3.7 million for the three months ended March 31, 2025. The decrease in net cash used in investing activities was primarily due to a $1.6 million decrease in business acquisition-related payments during the three months ended March 31, 2026 and a $0.4 million decrease in purchases of property and equipment during the three months ended March 31, 2026.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2026 was $11.6 million, as compared to net cash used in financing activities of $0.7 million for the three months ended March 31, 2025. The $12.3 million change in financing cash flows was primarily due to (i) the $15.3 million of cash proceeds from the issuance of Series A preferred units during the three months ended March 31, 2026, net of issuance costs, offset by (ii) the $1.9 million payment of deferred offering costs during the three months ended March 31, 2026, and (iii) the $1.0 million repurchase of Class A units during the three months ended March 31, 2026.

Free Cash Flow

We consider free cash flow to be a useful, supplemental measure of our ability to generate cash on a normalized basis. We use free cash flow to supplement GAAP measures in evaluating our flexibility to allocate capital and pursue opportunities that may enhance shareholder value and the effectiveness of our strategies, to make budgeting decisions and to compare our performance against that of our peer companies, many of which present similar non-GAAP financial measures.

While expenditures and dispositions of property and equipment will fluctuate on a period-to-period basis, we seek to ensure that we have adequate capital on hand to maintain ongoing operations and enable growth of the business. Additionally, free cash flow is of limited usefulness in that it does not represent residual cash flows available for discretionary expenditures due to the fact the measures do not deduct the payments required for debt service and other contractual obligations or payments.

We define free cash flow as the sum of our net cash provided by (used in) operating activities less our capital expenditures. Our calculation of free cash flow may not be comparable to the calculation of similarly titled measures reported by other companies. The reconciliation between free cash flow and net cash provided by (used in) operating activities (the most comparable GAAP measure) for the periods presented is shown below (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(10,351)	$(20,148)
Purchases of property and equipment	(1,250)	(1,643)
Free cash flow	$(11,601)	$(21,791)

There can be no assurance that we will not modify the presentation of the previously presented non-GAAP financial measures in the future, and any such modification may be material. Non-GAAP financial measures have important limitations as analytical tools and you should not consider non-GAAP financial measures in isolation or as a substitute for analyses of our operating results or cash flows as reported under U.S. GAAP. Non-GAAP financial measures may be defined differently by other companies in our industry and may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

Contractual Obligations

We enter into contractual obligations in the normal course of business.

Lease Commitments

We lease buildings, warehouses, and office facilities. The lease terms are generally between 1 to 5 years. These leases are classified as operating leases. Our total remaining undiscounted future minimum lease payments as of March 31, 2026 were $8.4 million, with $3.9 million due in less than one year. See Note 10, “Leases,” in our audited consolidated financial statements and related notes thereto included in the Prospectus.

Contractual Commitments

The Company has certain contractual purchase commitments under agreements with remaining terms in excess of one year that are $0.3 million in the aggregate as of March 31, 2026.

Off-Balance Sheet Arrangements

As of March 31, 2026 and December 31, 2025, we had no material off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

The following should be read in conjunction with the critical accounting estimates presented in the Prospectus.
Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When we prepare these consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Some of our accounting policies require that we make subjective judgments, including estimates that involve matters that are inherently uncertain. Our most critical estimates include those related to slow-moving or obsolete inventory, estimated useful lives of long-lived assets, the valuation of acquired intangible assets, goodwill impairment testing, the recognition of revenue over time for certain customer contracts, the valuation of the Series A preferred units embedded derivative liability, and the valuation of the Company’s contingent consideration liability. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to the critical accounting estimates, management’s judgments and assumptions, and the potential effects if actual results differ from the assumptions that were disclosed in the Prospectus, except that the critical accounting estimate set forth under “Revenue Recognition” is updated as follows:

Revenue Recognition

Adjustments to original estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications, including the finalization of undefinitized contract actions, occur. The impact of revisions in estimate of completion and variable consideration for all types of contracts is recognized on a cumulative catch-up basis in the period in which the revisions are made. Changes in variable consideration associated with the finalization of undefinitized contract actions could result in cumulative catch up adjustments to revenue that could be material. During the three months ended March 31, 2026 and 2025, changes in accounting estimates on contracts recognized using the over time method are presented below. Amounts representing contract change orders or claims are included in revenue if the order or claim meets the criteria of a contract or contract modification in accordance with ASU 2014-09, Revenue from Contracts with Customers (“ASC 606”).

For the three months ended March 31, 2026, changes in the estimated progress towards completion due to aggregate favorable EAC adjustments across programs resulted in a $2.4 million increase in revenue included within the results of operations for the three months ended March 31, 2026. For the three months ended March 31, 2025, changes in the estimated progress towards completion due to aggregate unfavorable EAC adjustments across programs resulted in a $0.2 million decrease in revenue included within the results of operations for the three months ended March 31, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations within the United States and as such we are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and credit risk. Information related to quantitative and qualitative disclosure about this market risk is set forth below.

Interest Rate Risk

We are exposed to market risk for changes in interest rates applicable to our cash and cash equivalents and debt. We had cash and cash equivalents totaling $27.4 million and $27.9 million as of March 31, 2026 and December 31, 2025, respectively. Our cash and cash equivalents were primarily invested in interest bearing demand deposit accounts. Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Agreement. We estimate that a 100-basis point increase in interest rates for the three months ended March 31, 2026 would have resulted in approximately a $0.6 million increase in interest expense.

Inflation Risk

We have generally experienced increases in our costs of labor, materials and services consistent with overall rates of inflation, but we do not believe that inflation has had a material effect on our business, results of operations, or financial condition. We expect the impact of such increases will be mitigated by efforts to lower costs through manufacturing efficiencies, seek alternative sourcing and reevaluate pricing, as we did in the prior periods. However, any continued cost inflation and supply chain disruptions may require similar efforts to mitigate the impact of continued cost inflation and supply chain disruptions on our results of operations. Our inability or failure to offset cost increases could adversely affect our business, results of operations, or financial condition.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026, the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due to the material weaknesses in our internal control over financial reporting described below.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

As previously reported in the Company’s Prospectus, we identified material weaknesses in our internal control over financial reporting. We did not design and maintain an effective control environment, as we lacked a sufficient complement of personnel with an appropriate level of internal controls and accounting knowledge, training and experience commensurate with our financial reporting requirements. The limited personnel resulted in our inability to consistently establish appropriate authorities and responsibilities to support our financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in our finance and accounting functions. Further, due to rapid business growth, the design and implementation of controls have not been sufficient to respond to changes to the risks of material misstatement to financial reporting. These material weaknesses contributed to the following additional material weaknesses: We did not design and maintain formal accounting policies, procedures, and controls to achieve complete, accurate, and timely financial accounting, reporting and disclosures, including controls over the preparation and review of account reconciliations and journal entries, and control activities related to all significant accounts and disclosures. These material weaknesses resulted in audit adjustments to substantially all account balances in the Company’s consolidated financial statements as of and for the years ended December 31, 2025 and 2024, certain of which were material. In addition, these material weaknesses resulted in immaterial errors related to inventories, prepaid expenses, cost of revenue, and selling, general and administrative expenses as of and for the year ended December 31, 2025 and immaterial errors related to revenue, cost of revenue, contract assets, and accrued expenses as of and for the year ended December 31, 2025 and for the three months ended March 31, 2026.

In addition to the foregoing, we did not design and maintain effective controls over information technology (“IT”) general controls for information systems that are relevant to the preparation of our consolidated financial statements, specifically, with respect to: (i) program change management controls for financial systems to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized, and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate company personnel; (iii) computer operations controls to ensure that critical batch jobs are monitored and data backups are authorized and monitored; and (iv) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements. These IT deficiencies did not result in a misstatement to the financial statements; however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the

IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, management determined that these deficiencies in the aggregate constitute a material weakness.

Additionally, these material weaknesses could result in misstatements of substantially all account balances and disclosures that would result in a material misstatement to our consolidated financial statements that would not be prevented or detected.

Remediation Efforts and Status of Previously Identified Material Weaknesses

We are continuing to take steps intended to remediate these material weaknesses and to strengthen our internal control over financial reporting. These actions include, among other things:

•hiring additional personnel with appropriate technical accounting, financial reporting and internal control expertise;
•engaging a third-party advisory firm to assist in the design and implementation of control activities across the business processes that support the Company’s significant accounts and disclosures;

•with the assistance of a third-party advisory firm, designing and implementing a formal financial statement risk assessment in order to identify material financial statement line items for which key controls are needed in order to ensure complete and accurate financial reporting;

•designing and implementing training procedures within the Company’s accounting and finance functions to enhance knowledge and understanding of internal control over financial reporting; and

•developing a detailed remediation plan which includes activities related to creating and maintaining formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures; designing and implementing controls related to the preparation and review of journal entries and account reconciliations to ensure proper segregation of duties; and information technology general controls for all relevant information systems, including controls over program change management, the review, approval and update of user access rights and privileges, controls over batch jobs and data backups, and program development approvals and testing for new systems.

The material weaknesses will not be considered remediated until management completes the design and implementation of the measures described above, the controls operate for a sufficient period of time and management has concluded, through testing, that the controls are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various arbitrations, legal proceedings and claims, governmental inquiries and investigations, and administrative and regulatory proceedings. The results of any such arbitrations, proceedings, claims, inquiries and investigations are unpredictable. An adverse or unfavorable resolution of any arbitrations, proceedings, claims, inquiries and investigations against us could have a material impact on our financial position, cash flows and results of operations.

ITEM 1A. RISK FACTORS

Information regarding our risk factors is disclosed under the section entitled “Risk Factors” in the Prospectus, with such risk factors incorporated herein by reference. Please refer to that section for disclosures regarding the risks and uncertainties related to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

On April 20, 2026, we completed the IPO of 18,400,000 shares of our Class A common stock, which includes the exercise in full by the underwriters of their option to purchase an additional 2,400,000 shares of Class A common stock, in exchange for net proceeds of approximately $345.9 million, at the IPO price of $20.00 per share, less $22.1 million of underwriting discounts and commissions. The offer and sale of all of the shares in the IPO were registered under the Registration Statement on Form S-1 (File No. 333-294524) declared effective on April 16, 2026.

The representatives of the several underwriters of the IPO were Goldman Sachs & Co. LLC, BofA Securities, Inc. and Jefferies LLC.

The proceeds from the IPO were used for the purchase of 18,400,000 newly issued Series A units in Holdings LLC. In turn, Holdings LLC applied, or intends to apply, the proceeds it received from us, together with $100.0 million of borrowings under the New Term Loan, (i) to repay approximately $258.5 million of outstanding borrowings under our Prior Credit Facilities, (ii) to pay $3.3 million of expenses incurred in connection with the refinancing, (iii) to pay $10.3 million of expenses incurred in connection with the IPO and Organizational Transactions and (iv) for general corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of AEVEX Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 20, 2026)
3.2	Amended and Restated Bylaws of AEVEX Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 20, 2026)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Exhibit is furnished and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEVEX Corp.

Date: May 20, 2026	By:	/s/ Roger Wells
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 20, 2026	By:	/s/ Todd Booth
Chief Financial Officer
(Principal Financial and Accounting Officer)