Form 10-Q
period 2026-06-30
AEVEX Corp.
filed 2026-08-12
CIK 2096300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 12, 2026, the registrant had 56,470,333 shares of Class A common stock, $0.0001 par value per share outstanding and 57,571,367 shares of Class B common stock, $0.0001 par value per share outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of AEVEX Corp. contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to the proposed acquisition (the “Transaction”) of Maritime Applied Physics Corporation (“BlackSea Technologies”) and its expected closing, integration and financial impact, BlackSea Technologies’ revenue and growth expectations, earnout targets related to the Acquisition, our backlog, our total addressable market opportunity, our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, capital allocation priorities, growth or initiatives or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially and adversely from those set forth in, or implied by, such forward-looking statements. These risks and uncertainties include, but are not limited to:

•the risk that the Transaction may not be completed in a timely manner or at all;
•the diversion of management time and attention from ongoing business operations and opportunities as a result of the Transaction;
•the effect of the Transaction and the public announcement of the Transaction on BlackSea Technologies’ operations and its relationships with its suppliers, business partners, management and employees, including its ability to attract and retain key personnel;
•the Company’s ability to successfully integrate BlackSea Technologies and execute on the continued development of its programs following the closing of the Transaction;
•a failure by BlackSea Technologies to meet its expected financial results;
•the effects of the announcement or pendency of the Transaction on the market price of the Company’s Class A common stock, business relationships, operating results and business generally;
•the risk that the issuance of the Company’s Class A common stock in connection with the Transaction will adversely affect the market price of the Company’s Class A common stock;
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
•difficulties executing, integrating or realizing expected benefits from acquisitions, and exposure to unexpected liabilities from such transactions, including with respect to the Transaction;
•pandemics, public health crises and other events that could disrupt our business, supply chain or customer demand;
•technological failures, cybersecurity breaches or unauthorized access to our, our customers’ or our suppliers’ information and systems;
•failure to protect, defend or enforce our intellectual property and proprietary rights;
•dependence on our facilities;
•the Company’s ability to remediate the material weaknesses with respect to the Company’s internal control over financial reporting and disclosure controls and procedures;
i

•the Company’s ability to implement and maintain effective internal control over financial reporting in the future;
•our inability to generate sufficient cash to service all of our indebtedness; and
•other factors set forth under the “Risk Factors” section in our most recent filings with the Securities and Exchange Commission.

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other filings with the Securities and Exchange Commission and public communications. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties.

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

•“IPO” refers to our initial public offering completed on April 20, 2026, and through which we offered 18,400,000 shares of our Class A common stock, which included the exercise in full by the underwriters of their option to purchase an additional 2,400,000 shares of our Class A common stock, at a price to the public of $20.00 per share.

•“LLC Operating Agreement” means the Third Amended and Restated Limited Liability Company Agreement of Holdings LLC dated as of April 17, 2026.

•“LLC Units” means the Series A and Series B membership units of Holdings LLC that as a result of the Organizational Transactions replaced the membership interests in Holdings LLC (i.e., Class A units) that existed immediately prior to the consummation of the Organizational Transactions. The Series A units and Series B units each represents a substantially identical interest in Holdings LLC, except that Series A units are only held by AEVEX Corp. and Series B units are held by ATS Investment Holdings, who also holds a corresponding number of shares of Class B common stock. Each LLC Unit entitles the holder to a pro rata share of the net profits and net losses and distributions of Holdings LLC. Holders of LLC Units have no voting rights, except as expressly provided in the LLC Operating Agreement. Series B units are not entitled to any voting rights with respect to AEVEX Corp., as the holders of such units are entitled to exercise voting rights through their corresponding shares of Class B common stock.

•“LLC Unitholders” means collectively, the owners of membership interests in Holdings LLC immediately prior to the consummation of the Organizational Transactions, and following the Organizational Transactions, AEVEX Corp. and ATS Investment Holdings, which became holders of Series A units, or Series B units and shares of our Class B common stock, respectively. ATS Investment Holdings (or certain of its permitted transferees) is entitled to exchange, at its option, from time to time, its Series B units, together with an equal number of shares of Class B common stock, for shares of our Class A common stock on a one-for-one basis or, at our election, for cash, from a substantially concurrent public offering or private sale (based on the price of our Class A common stock in such public offering or private sale). In connection with an exchange of Series B units, a corresponding number of shares of Class B common stock, as applicable, shall be immediately and automatically transferred to AEVEX Corp. for no consideration and canceled.

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

•“Organizational Transactions” refers to the organizational transactions completed by the Company in connection with the IPO, as described in Note 1, Organization, to the unaudited condensed consolidated financial statements included herein.

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

•“Secondary Offering” refers to the offering of 8,000,000 shares of our Class A common stock completed on June 5, 2026, which included 5,726,157 shares offered by us and 2,273,843 shares offered by the selling securityholders, in each case at a price to the public of $27.00 per share. We used the net proceeds from this offering to purchase 5,726,157 Series B units, together with an equivalent number of shares of Class B common stock, from certain direct and indirect members of ATS Investment Holdings, including entities controlled by the Principal Stockholder. We did not receive proceeds from the sale of the shares of Class A common stock offered by the selling securityholders. The Secondary Offering did not increase the Company’s total shares outstanding and did not lead to shareholder dilution.

•“Tax Receivable Agreement” means the tax receivable agreement, dated April 16, 2026, by and among the Company, Holdings LLC and the TRA Rights Holders.

•“TRA Rights Holders” refers to, collectively, certain of the direct and indirect owners in Holdings LLC, including our Principal Stockholder.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AEVEX CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and unit data)

	June 30, 2026	December 31, 2025
Assets
Current Assets:
Cash and cash equivalents	$215,238	$27,908
Accounts receivable, net	69,050	55,215
Contract assets	119,561	79,680
Inventories	12,668	4,134
Prepaid expenses and other current assets	14,916	23,479
Total current assets	431,433	190,416
Goodwill	292,328	292,328
Customer relationships, net	102,167	110,250
Other intangible assets, net	1,658	1,864
Property and equipment, net	20,070	19,586
Operating lease right-of-use assets	8,590	7,697
Deferred income tax assets	84,277	-
Other assets	3,194	478
Asset held for sale	4,376	4,376
Total assets	$948,093	$626,995

Liabilities, Mezzanine Equity and (Deficit) Equity
Current Liabilities:
Accounts payable	$30,729	$23,700
Accrued expenses and other current liabilities	23,164	21,760
Deferred revenue	16,637	10,942
Current portion of long-term debt	2,500	2,720
Operating lease liabilities	3,146	3,426
Total current liabilities	76,176	62,548
Long-term debt, net of current portion	96,607	255,780
TRA liability	95,933	-
Operating lease liabilities, net of current portion	5,843	4,700
Series A preferred units derivative liability	-	19,999
Total liabilities	274,559	343,027

Commitments and contingencies (Note 8)

Mezzanine Equity:
Series A preferred units, no par value, 120,000 units authorized, 100,000 units issued and outstanding as of December 31, 2025	-	80,371
Redeemable noncontrolling interests	1,202,666	-

Stockholders'/Members' (Deficit) Equity:
Class A units, no par value; 88,532,824 units authorized, 88,532,824 units issued and outstanding as of December 31, 2025	-	199,016
Class A common stock, $0.0001 par value per share; 1,000,000,000 shares authorized, 56,470,333 shares issued and outstanding as of June 30, 2026	6	-
Class B common stock, $0.0001 par value per share; 200,000,000 shares authorized, 57,571,367 shares issued and outstanding as of June 30, 2026	5	-
Retained (deficit) earnings	(533,722)	-
Total stockholders'/members’ (deficit) equity	(533,711)	199,016
Noncontrolling interest	4,579	4,581
Total (deficit) equity	(529,132)	203,597
Total liabilities, mezzanine equity, and (deficit) equity	$948,093	$626,995
See accompanying notes to the unaudited condensed consolidated financial statements.

AEVEX CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Products	$168,668	$70,836	$360,512	$97,323
Services	33,123	30,298	57,972	57,069
Total revenue	201,791	101,134	418,484	154,392
Cost of revenue:
Products	130,319	58,634	270,477	82,875
Services	23,825	24,124	43,866	50,079
Total cost of revenue	154,144	82,758	314,343	132,954
Gross profit	47,647	18,376	104,141	21,438
Operating expenses:
Selling, general, and administrative	22,469	9,383	41,881	17,971
Research and development	5,639	7,194	8,976	16,684
Amortization of intangible assets	4,168	4,125	8,290	8,205
Change in contingent consideration	—	1,214	—	2,435
Total operating expenses	32,276	21,916	59,147	45,295
Income (loss) from operations	15,371	(3,540)	44,994	(23,857)
Other income (expense), net:
Interest expense	(3,977)	(8,378)	(10,521)	(15,557)
Interest income	1,106	130	1,212	344
Change in fair value of derivative liability	(3,295)	—	(5,695)	—
Other (expense) income, net	(57)	—	156	—
Total other expense, net	(6,223)	(8,248)	(14,848)	(15,213)
Income (loss) before income taxes	9,148	(11,788)	30,146	(39,070)
Provision for income taxes	2,454	42	2,454	82
Net income (loss)	6,694	(11,830)	27,692	(39,152)
Net income attributable to noncontrolling interest	76	14	148	21
Net income attributable to redeemable noncontrolling interests	4,290	—	4,290	$—
Net income (loss) attributable to AEVEX Corp.	$2,328	$(11,844)	$23,254	$(39,173)

Earnings per share of Class A common stock:
Basic(1)	$0.01	$—	$0.01	$—
Diluted(1)	$0.01	$—	$0.01	$—

Weighted average shares of Class A common stock outstanding:
Basic(1)	52,805,593	—	52,805,593	—
Diluted(1)	52,805,593	—	52,805,593	—
(1) Represents net income per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the period following the Organizational Transactions. Earnings (loss) per share is presented for the period from after the Organizational Transactions, April 17, 2026, to June 30, 2026. All earnings and losses prior to the Organizational Transactions were entirely allocable to the redeemable noncontrolling interests. Refer to Note 13, Earnings per Share, in the accompanying notes for additional details.

See accompanying notes to the unaudited condensed consolidated financial statements.

AEVEX CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS (UNAUDITED)
(In thousands, except share and unit data)

	Redeemable Noncontrolling Interests	Members' Equity Class A Units		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Noncontrolling Interest	Total Equity
		Units	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2025	$—	88,532,824	$199,016	—	$—	—	$—	$—	$—	$4,581	$203,597
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(75)	(75)
Accretion of Series A preferred units	—	—	(1,362)	—	—	—	—	—	—	—	(1,362)
Repurchase of Class A units	—	(100,000)	(1,048)	—	—	—	—	—	—	—	(1,048)
Stock compensation expense	—	—	39	—	—	—	—	—	—	—	39
Net income	—	—	20,926	—	—	—	—	—	—	72	20,998
Balances at March 31, 2026	—	88,432,824	217,571	—	—	—	—	—	—	4,578	222,149
Activity prior to Organizational and IPO transactions:
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(75)	(75)
Distributions to members	—	—	(3,000)	—	—	—	—	—	—	—	(3,000)
Accretion of Series A preferred units	—	—	(254)	—	—	—	—	—	—	—	(254)
Stock compensation expense	—	—	7	—	—	—	—	—	—	—	7
Net income	—	—	1,726	—	—	—	—	—	—	14	1,740
Effects of Organizational Transactions	188,184	(88,432,824)	(216,050)	32,344,176	3	63,297,524	6	136,371	—	—	(79,670)
Effects of IPO, net of underwriting discounts, commissions and deferred offering costs	184,348	—	—	18,400,000	2	—	—	147,786	—	—	147,788
Activity subsequent to Organizational and IPO transactions:
Stock compensation expense	949	—	—	—	—	—	—	814	—	—	814
Net income	4,290	—	—	—	—	—	—	—	602	62	664
Effects of the Secondary Offering	(34,317)	—	—	5,726,157	1	(5,726,157)	(1)	39,917	—	—	39,917
Remeasurement of redeemable noncontrolling interests to redemption value	859,212	—	—	—	—	—	—	(324,888)	(534,324)	—	(859,212)
Balances at June 30, 2026	$1,202,666	—	$—	56,470,333	$6	57,571,367	$5	$—	$(533,722)	$4,579	$(529,132)

See accompanying notes to the unaudited condensed consolidated financial statements.

AEVEX CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS (UNAUDITED) (Continued)
(In thousands, except share and unit data)

	Redeemable Noncontrolling Interests	Members' Equity Class A Units		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Noncontrolling Interest	Total Equity
		Units	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2024	$—	80,745,873	$159,529	—	$—	—	—	$—	$—	$4,745	$164,274
Distributions to noncontrolling interest	—	—	–	—	—	—	—	—	—	(68)	(68)
Stock compensation expense	—	—	44	—	—	—	—	—	—	—	44
Net (loss) income	—	—	(27,329)	—	—	—	—	—	—	7	(27,322)
Balances at March 31, 2025	—	80,745,873	132,244	—	—	—	—	—	—	4,684	136,928
Distributions to noncontrolling interest	—	—	–	—	—	—	—	—	—	(67)	(67)
Stock compensation expense	—	—	44	—	—	—	—	—	—	—	44
Issuance of equity in settlement of contingent consideration payment	—	7,786,951	61,650	—	—	—	—	—	—	—	61,650
Net (loss) income	—	—	(11,844)	—	—	—	—	—	—	14	(11,830)
Balances at June 30, 2025	$—	88,532,824	$182,094	—	$—	—	$—	$–	$—	$4,631	$186,725
See accompanying notes to the unaudited condensed consolidated financial statements.

AEVEX CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net income (loss)	$27,692	$(39,152)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	10,787	10,671
Amortization of debt issuance costs	292	611
Noncash stock compensation expense	1,809	88
Change in contingent consideration	-	2,435
Deferred income taxes	1,729	67
Noncash operating lease expense	1,671	1,550
Provision for inventory obsolescence	85	662
Change in fair value of derivative liability	5,695	—
Loss on debt extinguishment	919	—
Loss on sale of equipment	9	—
Changes in operating assets and liabilities:
Accounts receivable, net	(13,835)	(47,948)
Contract assets	(39,881)	13,608
Inventories	(8,619)	1,383
Prepaid expenses and other current assets	7,917	230
Other assets	(122)	340
Accounts payable	6,851	8,382
Accrued expenses and other current liabilities	1,623	17,164
Deferred revenue	5,695	3,589
Operating lease liabilities	(1,701)	(1,545)
Net cash provided by (used in) operating activities	8,616	(27,865)
Investing activities
Business acquisition, net of cash acquired	(500)	(2,077)
Proceeds from sale of property and equipment	235	—
Purchases of property and equipment	(3,268)	(4,203)
Net cash used in investing activities	(3,533)	(6,280)
Financing activities
Proceeds from Series A preferred units, net of issuance costs	15,317	—
Repurchase of Class A units	(1,048)	—
Distributions to members	(3,000)	—
Distributions to noncontrolling interest	(150)	(136)
Proceeds from issuance of Class B common stock	1,000	—
Proceeds from notes payable	98,120	—
Payments of debt issuance costs	(1,453)	—
Repayment of notes payable	(259,135)	(1,360)
Payment of debt extinguishment costs	(176)	—
Proceeds from IPO, net of underwriting discounts and commissions	345,920	—
Payments of offering costs	(12,253)	—
Proceeds from secondary offering, net of underwriting discounts and commissions	148,809	—
Purchase of Series B units	(148,809)	—
Proceeds from revolving credit facility	—	10,000
Net cash provided by financing activities	183,142	8,504
Net increase (decrease) in cash, cash equivalents and restricted cash	188,225	(25,641)
Cash, cash equivalents and restricted cash:
Beginning of period	27,908	45,603
End of period(1)	$216,133	$19,962
(1)    As of June 30, 2026, prepaid expenses and other current assets, and other assets, include $0.5 million and $0.4 million, respectively, of restricted cash related to a standby letter of credit as security for a customer contract.

AEVEX CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
(In thousands)

Supplemental disclosures of cash flow information:
Cash paid for interest	$9,003	$14,838
Cash paid for income taxes	1,128	54

Supplemental disclosures of noncash financing and investing activities:
Purchase of property and equipment in accounts payable	$211	$77
Series A preferred units accretion	1,616	—
Deferred offering costs in accrued expenses	400	—
Deferred financing costs in accrued expenses	144	—
Equity issued in settlement of contingent consideration	—	61,650
Right-of-use assets obtained in exchange for new lease liabilities	2,564	573
See accompanying notes to the unaudited condensed consolidated financial statements.

AEVEX CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1.    ORGANIZATION

Nature of Operations

AEVEX Corp. (the “Company”) was formed as a Delaware corporation on October 27, 2025. The Company was formed for the purpose of completing a public offering and related transactions in order to carry on the business of Athena Technology Solutions Holdings, LLC (“Holdings LLC”) and its subsidiaries. As the manager of Holdings LLC, the Company operates and controls all of the business and affairs of Holdings LLC and, through Holdings LLC, continues to conduct the business historically conducted by its subsidiaries. Holdings LLC was formed as a Delaware limited liability company on February 13, 2020. The Company is a leading provider of full-spectrum airborne intelligence solutions for the global intelligence community.

Organizational Transactions and IPO

In connection with the consummation of the Company’s IPO on April 20, 2026, the Company and Holdings LLC undertook certain Organizational Transactions, including:

•The Company and Holdings LLC amended and restated the LLC Operating Agreement to, among other things, (i) modify the capital structure of Holdings LLC by replacing the historical membership interests (i.e., Class A units) with a new class of common membership interests consisting of Series A units and Series B units (referred to collectively as “LLC Units”) and (ii) appoint the Company as the sole managing member of Holdings LLC. The Series A units and Series B units each represent a substantially identical interest in Holdings LLC, except that Series A units are only held by AEVEX Corp. and Series B units are held by ATS Investment Holdings, who also holds a corresponding number of shares of Class B common stock. Each LLC Unit entitles the holder to a pro rata share of the net profits and net losses and distributions of Holdings LLC. Holders of LLC Units have no voting rights, except as expressly provided in the LLC Operating Agreement. Series B units are not entitled to any voting rights, as the holders of such units are entitled to exercise voting rights through their corresponding shares of Class B common stock.

•The Company’s Principal Stockholder and certain other holders of indirect interests in Holdings LLC engaged in a series of transactions, which included one or more contributions, mergers or otherwise, including the merger of the Blocker Entity, that resulted in certain LLC Unitholders contributing their direct or indirect membership interests in Holdings LLC to the Company in exchange for 25,135,300 shares of Class A common stock.

•The Company amended and restated its certificate of incorporation to, among other things, provide (i) for Class A common stock, with each share of Class A common stock entitling its holder to one vote per share on all matters presented to the shareholders generally and (ii) for Class B common stock, with each share of Class B common stock entitling its holder to one vote per share on all matters presented to the shareholders generally. Shares of Class A common stock and Class B common stock vote as a single class. The shares of Class B common stock do not have any right to receive dividends or distributions upon the liquidation or winding up of AEVEX Corp.

•The Company issued 63,297,524 shares of Class B common stock to ATS Investment Holdings, on a one-to-one basis with the number of Series B units it owns, for $1.0 million.

•The Company entered into the Exchange Agreement pursuant to which ATS Investment Holdings (or certain permitted transferees thereof) is entitled to exchange its Series B units, together with an equal number of shares of Class B common stock, for shares of the Company’s Class A common stock on a one-for-one basis or, at the Company’s election, for cash, from a substantially concurrent public offering or private sale (based on the price of the Company’s Class A common stock in such public offering or private sale).

•The Company entered into the Tax Receivable Agreement (“TRA”) with the TRA Rights Holders that requires the payment by the Company to such persons collectively of 85% of certain tax savings, if any, in U.S. federal, state and local income taxes the Company actually realizes (or, under certain circumstances are deemed to realize) as a result of (i) certain increases in the tax basis of assets of Holdings LLC and its subsidiaries resulting from purchases or exchanges of LLC Units, (ii) certain other tax attributes of Holdings LLC and its subsidiaries and the Blocker Entity that existed prior to the IPO, including existing tax basis and the Company’s allocable share of existing tax basis acquired in connection with the IPO and increases to such allocable share of existing tax basis and (iii) certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments that the Company is required to make under the TRA.

•The 115,342 of Holdings LLC’s Series A preferred units outstanding prior to the Organizational Transactions were, in accordance with their terms, converted into 7,208,876 shares of the Company’s Class A common stock at a conversion price based on 80% of the IPO price.

•The Company issued 18,400,000 shares of its Class A common stock, which included the exercise in full by the underwriters of their option to purchase an additional 2,400,000 shares of Class A common stock, in exchange for net proceeds of approximately $345.9 million, at the IPO price of $20.00 per share, less $22.1 million of underwriting discounts and commissions.
•The Company used such net proceeds of approximately $345.9 million to acquire 18,400,000 newly-issued Series A units in Holdings LLC.
•On April 20, 2026, subsidiaries of Holdings LLC refinanced the Prior Credit Facilities and entered into the New Credit Facilities. Holdings LLC used the $100.0 million proceeds from the New Term Loan Facility and the proceeds it received from the Company for the purchase of the newly issued Series A units (i) to repay approximately $258.5 million of outstanding borrowings under the Prior Credit Facilities, (ii) to pay $3.3 million of expenses incurred in connection with the refinancing, (iii) to pay $8.3 million of expenses incurred in connection with the IPO and Organizational Transactions and (iv) for general corporate purposes.

Following the IPO, the Company has a minority economic interest in Holdings LLC but controls the management of Holdings LLC as its sole managing member. As a result, the Company consolidates Holdings LLC and has recorded significant redeemable noncontrolling interests in a consolidated entity in its consolidated financial statements for the economic interest in Holdings LLC held by ATS Investment Holdings.

Secondary Offering

On June 5, 2026, the Company completed the Secondary Offering of 8,000,000 shares of its Class A common stock, of which 5,726,157 shares were offered by the Company and 2,273,843 shares were offered by the selling securityholders, in each case at a price to the public of $27.00 per share. The Company used the net proceeds from the Secondary Offering to purchase 5,726,157 Series B units, together with an equivalent number of shares of Class B common stock from certain direct and indirect members of ATS Investment Holdings, including entities controlled by the Principal Stockholder. The Company did not receive proceeds from the sale of the shares of Class A common stock offered by the selling securityholders. The Secondary Offering did not increase the Company’s total shares outstanding and did not lead to shareholder dilution.

Basis of Presentation

The accompanying condensed consolidated financial statements present the financial position, results of operations, and cash flows of AEVEX Corp. and its subsidiaries, including a variable interest entity (“VIE”) for which the Company is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes to the financial statements required by U.S. GAAP for complete financial statements. The functional currency of the Company and its subsidiaries is the U.S. dollar.

These condensed consolidated financial statements should be read in conjunction with Holdings LLC’s audited consolidated financial statements and notes thereto, as of and for the years ended December 31, 2025 and 2024, and the Company’s audited balance sheet and notes thereto as of December 31, 2025 included in the prospectus dated April 16, 2026, as filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position, results of operations, and cash flows for the periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year. The condensed consolidated balance sheet as of December 31, 2025 was derived from Holdings LLC’s audited annual consolidated financial statements but does not contain all of the accompanying disclosures from the annual financial statements.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Included below are selected significant accounting policies, including those that were added or modified during the three and six months ended June 30, 2026 as a result of new transactions entered into or the adoption of new accounting policies. Refer to Note 2, Summary of Significant Accounting Policies, to Holdings LLC’s audited consolidated financial statements as of and for the years ended December 31, 2025 and 2024 for the remainder of the Company’s significant accounting policies.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of consolidated assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of consolidated revenues and expenses during the reporting period. Some of these judgments can be subjective and complex, and, consequently, actual results could materially differ from those estimates. On an on-going basis, management evaluates its significant estimates, including those related to slow-moving or obsolete inventory, estimated useful lives of long-lived assets, the valuation of acquired intangible assets, goodwill impairment testing, the recognition of revenue over time for certain customer contracts, income taxes, the TRA liability, the number of performance-based restricted stock units that will vest, the valuation of the Series A preferred units embedded derivative liability, and the valuation of the Company’s contingent consideration liability.

Stock Compensation

Subsequent to the Organizational Transactions and IPO, the Company granted Class A common stock restricted stock units ("RSUs") and performance-based restricted stock units (“PSUs”) to certain employees and non-employee directors. The Company accounts for stock compensation in accordance with Accounting Standards Codification (“ASC”) 718, Compensation — Stock Compensation (“ASC 718”). Share-based awards are measured at their grant-date fair value. For the RSUs and PSUs, fair value is determined based on the closing stock price of the Company’s Class A common stock on the grant date. The grant date is the date upon which the Company and a grantee have a mutual understanding of all key terms and conditions of an award, including all annual performance conditions determined by the Board of Directors. Stock compensation expense recognition starts on the grant date and occurs on a straight-line basis for awards with service-only vesting conditions (e.g., RSUs) over the vesting period, whereas awards with performance conditions (e.g., PSUs) expense recognition occurs using the accelerated attribution method over the implicit or explicit service period when a performance condition is deemed probable of achievement. Expense recorded for performance-based awards is reversed if the performance conditions are no longer deemed probable of achievement or ultimately are not achieved. The Company accounts for forfeitures as they occur and any compensation expense previously recognized on unvested RSUs or PSUs is reversed upon forfeiture.

Income Taxes

Following the completion of the Organizational Transactions, the Company became subject to U.S. federal, state, and local income taxes on its share of taxable income earned through its interest in Holdings LLC assessed at the applicable corporate income tax rates. In addition, certain of the operating subsidiaries of the Company and Holdings LLC are taxed as C corporations for which a provision for income taxes has also been recorded. The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”). The Company recognizes for AEVEX Corp. and the C-corporation operating subsidiaries deferred tax assets and liabilities for the expected future tax consequences of events that have been included in their tax returns or the consolidated financial statements. Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amount and the tax basis of assets and liabilities, along with net operating loss carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized.

The Company evaluates its tax positions for any uncertainties based on the technical merits of the positions taken. The Company recognizes the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be upheld on examination by taxing authorities. The Company has analyzed the tax positions taken and has concluded that, as of June 30, 2026 and December 31, 2025, there were no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability or disclosure in the consolidated financial statements. Management is required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which include federal and certain state jurisdictions.

Tax Receivable Agreement

In connection with the Organizational Transactions, AEVEX Corp. entered into the TRA with the TRA Rights Holders, including the Principal Stockholder. The TRA provides for the payment by AEVEX Corp. to such pre-IPO owners of 85% of certain tax benefits, if any, that the Company actually realizes, as a result of (i) certain increases in the tax basis of the assets of Holdings LLC and its subsidiaries resulting from purchases or exchanges of LLC Units, (ii) certain other tax attributes of Holdings LLC and its subsidiaries and the Blocker Entity that existed prior to the IPO, including existing tax basis and the Company’s allocable share of existing tax basis acquired in connection with the IPO and increases to such allocable share of existing tax basis, and (iii) certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments that the Company makes under the TRA.

The Company accounts for the initial recognition of the estimated income tax effects resulting from the purchase or exchange of LLC Units via an increase in deferred income tax assets (net of any required valuation allowance), based on enacted tax rates at the date of the purchase or exchange, along with the corresponding increase in the estimated TRA liability, as a change in stockholders’ equity. Subsequently, the Company accounts for changes in the estimated amounts payable under the TRA in accordance with ASC Topic 450, Contingencies (“ASC 450”). As such, subsequent changes in the measurement of the estimated TRA liability between reporting periods are recognized as an adjustment to income tax expense in the consolidated statements of operations.

Deferred Offering Costs

Deferred offering costs, which consist of direct incremental legal, consulting, accounting, and other fees relating to the IPO, were capitalized prior to the consummation of the IPO and included in prepaid expenses and other current assets on the consolidated balance sheets. Upon the completion of the IPO, during the three months ended June 30, 2026, the Company reclassified $13.8 million of total offering costs into additional paid-in capital as a reduction of the proceeds received from the IPO. There were $3.8 million of deferred offering costs included in prepaid expenses and other current assets in the condensed consolidated balance sheet as of December 31, 2025. Of the costs included in the condensed consolidated balance sheet as of December 31, 2025, $1.1 million and $2.7 million were paid and unpaid, respectively.

Redeemable Noncontrolling Interests

The Company consolidates Holdings LLC and has recorded redeemable noncontrolling interests in a consolidated entity in its consolidated financial statements for the economic interest in Holdings LLC held by ATS Investment Holdings. The Series B units owned by ATS Investment Holdings are considered redeemable noncontrolling interests and are presented in mezzanine equity in the condensed consolidated balance sheet as of June 30, 2026 in accordance with ASC paragraph 480-10-S99-3A (Distinguishing Liabilities from Equity Topic) because they are redeemable upon the occurrence of an event that is not solely within the Company’s control. Since the holder of the redeemable noncontrolling interests and its affiliates control the Company’s Board of Directors, and since its exchange rights may be settled in cash at the Company’s election, the cash redemption is effectively in the control of the holders of the redeemable noncontrolling interests.

The carrying amount of the redeemable noncontrolling interests is equal to the greater of (1) the carrying value of the redeemable noncontrolling interests adjusted each reporting period for income or loss attributable to the redeemable noncontrolling interests or (2) the redemption value. The redemption value is calculated based on the closing price of Class A common stock at the end of each reporting period. Remeasurements to the redemption value of the redeemable noncontrolling interests are recognized as a deemed dividend each reporting period, which initially reduces retained earnings up to its full amount, as needed, then as a reduction to additional paid-in capital, to the extent any, and for any remainder as a further reduction to retained earnings within the consolidated balance sheets. The portion of the net income or loss attributable to redeemable noncontrolling interests is reported as net income or loss attributable to redeemable noncontrolling interests on the consolidated statements of operations.

Earnings Per Share

Basic earnings (loss) per share of Class A common stock is computed by dividing net earnings (loss) attributable to AEVEX Corp. by the weighted average number of Class A common shares outstanding during the period. The weighted average number of shares underlying the basic earnings (loss) per share calculation reflects only the shares of Class A common stock outstanding after the Organizational Transactions, as they are the only outstanding shares which participate in distributions or dividends by AEVEX Corp. Shares of Class B common stock are not participating securities and therefore are not included in the calculation of basic earnings (loss) per share. Diluted earnings (loss) per share is computed by dividing net earnings (loss) attributable to AEVEX Corp. by the weighted-average shares outstanding during the period after adjusting for the impact of securities that would have a dilutive effect on earnings (loss) per share.

Earnings (loss) per share is presented for the period from after the Organizational Transactions, April 17, 2026, to June 30, 2026. Prior to the Organizational Transactions, Holdings LLC’s ownership structure was comprised of Class A units. The Organizational Transactions were akin to the repurchase of equity interests through the issuance of new equity interests, and AEVEX Corp.’s current capital structure is not reflective of the capital structure of Holdings LLC prior to the Organizational Transactions. Further, all earnings and losses prior to the Organizational Transactions were entirely allocable to the redeemable noncontrolling interests. Therefore, earnings (loss) per share has not been presented for the periods prior to the Organizational Transactions.

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

During the three months ended March 31, 2026 and the year ended December 31, 2025, the Company issued 15,342 and 100,000 Series A preferred units, respectively, with conversion features that represented an embedded derivative that was accounted for separately from the Series A preferred units and remeasured at fair value at each reporting date, with the changes in fair value recorded through earnings. In connection with the Organizational Transactions and IPO, the 115,342 of Series A preferred units outstanding were, in accordance with their terms, converted into 7,208,876 shares of the Company’s Class A common stock at a conversion price based on 80% of the IPO price. The derivative liability was recorded at its estimated fair value at issuance, as of March 31, 2026 and December 31, 2025, and immediately prior to conversion and derecognition during the three months ended June 30, 2026 using a third-party valuation specialist and a probability-weighted expected return method (“PWERM”) using the “With and Without” approach (a form of an income approach). Under this approach management considered the various conversion scenarios that constitute the embedded derivative. The estimated fair value of the derivative liability was measured using Level 3 inputs which resulted in the liability being considered a Level 3 financial instrument. The significant unobservable inputs included: the estimated future cash flows of the Company, estimated WACC, estimated scenario probability and timing, and expected stock price volatility.

During the three and six months ended June 30, 2026, the derivative liability was adjusted as follows (in thousands):

Derivative Liability
Balance at December 31, 2025	$19,999
Issuance of Series A preferred units	3,142
Change in fair value of derivative liability	2,400
Balance at March 31, 2026	25,541
Change in fair value of derivative liability	3,295
Derecognition	(28,836)
Balance at June 30, 2026	$—

Concentrations

Significant customers are those which represent more than 10 percent of the Company’s total revenue or gross accounts receivable balance. Revenue from the U.S. Government and agencies of the U.S. Government, when they are direct customers of the Company, represented 83% and 74% of total revenue for the three months ended June 30, 2026 and 2025, respectively, and 86% and 72% of total revenue for the six months ended June 30, 2026 and 2025, respectively. Revenue from the U.S. Government and agencies of the U.S. Government is included in the Company’s Tactical Systems segment and the Global Solutions segment. Accounts receivable from customer A represented 67% of consolidated accounts receivable as of June 30, 2026 and December 31, 2025.

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

The table below summarizes the favorable (unfavorable) impact of changes in the estimated progress towards completion across programs for the three and six months ended June 30, 2026 and 2025 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$(4,488)	$385	$(2,115)	$231
Net loss attributable to AEVEX Corp.(1)	(1,297)	—	(1,297)	—
Basic net loss per Class A share(1)	(0.02)	—	(0.02)	—
Diluted net loss per Class A share(1)	(0.02)	—	(0.02)	—
(1) Represents net loss per share of Class A common stock and weighted average shares of Class A common stock outstanding for the period following the Organizational Transactions. Earnings (loss) per share is presented for the period from after the Organizational Transactions, April 17, 2026, to June 30, 2026. All earnings and losses prior to the Organizational Transactions were entirely allocable to the redeemable noncontrolling interests. Refer to Note 13, Earnings per Share, for additional details.

When estimates of total costs to be incurred on a contract exceed total estimates of the transaction price, a provision for the entire loss is determined at the contract level and is recorded in the period in which the loss is evident, which the Company refers to as a loss contract reserve. As of June 30, 2026 and December 31, 2025, the loss contract reserve balance was approximately $0 and $0.1 million, respectively, which are included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

Accounts Receivable

During the three and six months ended June 30, 2026 and 2025, the Company did not recognize any credit loss expense, and no receivables were written off.

Accounts receivable consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Billed accounts receivable	$30,057	$17,911
Unbilled accounts receivable	38,993	37,304
Less: allowance for credit losses	—	—
Total accounts receivable, net	$69,050	$55,215

Contract Assets and Liabilities

Changes in contract assets and contract liabilities were primarily due to the timing of payments from customers and the Company satisfying performance obligations during the normal course of business. Revenue recognized during the three and six months ended June 30, 2026 that was included in deferred revenue as of December 31, 2025 was $1.2 million and $3.5 million, respectively. Revenue recognized during the three and six months ended June 30, 2025 that was included in deferred revenue as of December 31, 2024 was $0.7 million and $1.8 million, respectively.

Disaggregation of Revenue

The following table presents the disaggregation of revenue from contracts with customers by customer location for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$198,577	$96,456	$413,883	$148,935
Other foreign countries	3,214	4,678	4,601	5,457
Total revenue	$201,791	$101,134	$418,484	$154,392
Please refer to the condensed consolidated statements of operations for the disaggregation of revenue by products versus services and to Note 14, Segment Information, for disaggregation of revenue by reportable segment.

Performance Obligations

As of June 30, 2026, the Company had $259.8 million of remaining performance obligations. The Company expects to recognize approximately 95.1% of the remaining performance obligations as revenue during the next 12 months and 4.9% thereafter.

NOTE 4.    INVENTORIES
Inventories consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Parts and raw materials	$3,428	$2,224
Work in progress	9,240	1,910
Total inventories	$12,668	$4,134
NOTE 5.    DEBT
The Company had the following debt outstanding as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Term Loans	$100,000	$259,135
Revolving Credit Facility	—	—
Less: unamortized debt issuance costs	(893)	(635)
Total debt	99,107	258,500
Less: current portion of long-term debt	(2,500)	(2,720)
Total long-term debt, net of current portion	$96,607	$255,780

New Credit Facilities

On April 20, 2026, subsidiaries of the Company refinanced the Prior Credit Facilities and entered into the New Credit Facilities with the lenders and Bank of America, N.A., as the administrative agent, collateral agent, an issuing bank and a swing line lender. The New Credit Agreement provides for facilities in an aggregate principal amount of $375.0 million, consisting of (i) a senior secured Term Loan Facility with an aggregate principal amount of $100.0 million, (ii) a senior secured Delayed Draw Term Loan Facility with an aggregate principal amount of $75.0 million and (iii) a senior secured Revolving Credit Facility with an aggregate principal amount of $200.0 million, which includes a sublimit for the issuance of letters of credit in an amount up to $40.0 million and a sublimit for swing line loans in an amount up to $30.0 million. As of the closing of the Company’s IPO and as of June 30, 2026, the aggregate principal amount borrowed under the New Credit Facilities was $100.0 million from the Term Loan Facility. The New Revolving Credit Facility was undrawn at the closing of the IPO and as of June 30, 2026, and the Delayed Draw Term Loan Facility was not borrowed at the closing of the IPO and as of June 30, 2026.

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

As of June 30, 2026, the Company was in compliance with the covenants in the New Credit Agreement.

The New Credit Facilities mature on April 20, 2031. Borrowings under the New Credit Agreement are available, at the Borrower’s option, as term SOFR loans or base rate loans. Term SOFR loans under the New Credit Agreement accrue interest at a SOFR rate plus an applicable rate of 2.25% to 3.00% (depending on the secured net leverage ratio of the Borrower and its restricted subsidiaries). Base rate loans under the New Credit Agreement accrue interest at a base rate plus an applicable rate of 1.25% to 2.00% (depending on the secured net leverage ratio of the Borrower and its restricted subsidiaries). The Revolving Credit Facility also has a variable commitment fee, which is tied to the secured net leverage ratio of the Borrower and its restricted subsidiaries, which ranges from 0.25% to 0.50% per annum. Unused commitments made under the Delayed Draw Term Loan Facility have a commitment fee that accrues (i) from April 20, 2026, until October 17, 2026, at a rate of 0.00% per annum and (ii) thereafter, at a rate of 0.50% per annum. The commitment period under the Delayed Draw Term Loan Facility ends on the earlier of (i) April 20, 2028 and (ii) the commitments under the Delayed Draw Term Loan Facility being fully drawn or otherwise terminated under the New Credit Agreement. As of June 30, 2026, the interest rate was 6.37% for the term SOFR loans.

The New Revolving Credit Facility does not amortize. As of June 30, 2026, $200.0 million was available to be borrowed under the New Revolving Credit Facility and the unused letters of credit are $40.0 million. The New Term Loan Facility and the New Delayed Draw Term Loan Facility (to the extent funded) will amortize in equal quarterly installments, commencing with the last day of September 30, 2026, in aggregate annual amounts according to the following amortization schedule:

Payment Dates	Annual Amortization Amount (percent of principal)
Year 1	2.5%
Year 2	2.5%
Year 3	7.5%
Year 4	7.5%
Year 5	10.0%

Future principal maturities of debt are due as follows (in thousands):

Remainder of year ending December 31, 2026	$1,250
Year ending December 31, 2027	2,500
Year ending December 31, 2028	5,000
Year ending December 31, 2029	7,500
Year ending December 31, 2030	8,750
Thereafter	75,000
Total debt maturities	$100,000
The entry into the New Credit Agreement and the termination of the Prior Credit Facilities was accounted for as an extinguishment and the recognition of a $0.9 million loss on extinguishment of debt during the three and six months ended June 30, 2026 that is included in interest expense in the condensed consolidated statements of operations.
Prior Credit Facilities
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

The Credit Agreement provided for a senior secured term loan facility (the “Term Loan”) in an original aggregate principal amount of $325.0 million. The Credit Agreement also provided for a super priority senior secured revolving credit facility in an aggregate principal amount of $25.0 million (the “Revolving Credit Facility” and, together with the Term Loan, the “Credit Facilities”). The Revolving Credit Facility included a $5.0 million sublimit for the issuance of letters of credit. The borrowings were guaranteed and secured by substantially all assets of the Company and its subsidiaries.

The Term Loans bore interest at a rate equal to (i) 5.00% plus the base rate equal to the highest of (w) the prime rate, (x) the Federal funds open rate plus 0.50% per annum and (y) a daily Term SOFR rate based on an interest period of one month plus 1.00% per annum or (ii) Term SOFR plus 6.00% per annum subject to a 1.00% Term SOFR floor. The Revolving Credit Facility bore interest at a rate that corresponds to the most recent first lien net leverage ratio calculation. As of December 31, 2025, the interest rate was 9.92% for the Term Loans and 9.75% for the Revolving Credit Facility.

In addition to paying interest on loans outstanding under the Term Loan and the Revolving Credit Facility, the Company was required to pay a commitment fee of 0.50% per annum of unused commitments under the Revolving Credit Facility. The Company was also required to pay customary fronting, issuance, and administrative fees for the issuance of letters of credit. Term Loan principal payments of $0.7 million (0.25% of the aggregate amount borrowed) were due on the last business day of each quarter.

The Company was required to comply with a maximum consolidated first lien net leverage ratio. On September 15, 2025, the Company amended the Credit Agreement to (a) extend the maturity date of the Term Loans and the Revolving Credit Facility from March 18, 2026, to March 18, 2028 and (b) modify the financial covenant to a consolidated first lien net leverage ratio of 9.00x tested quarterly, starting with the quarter ended September 30, 2025. As of December 31, 2025, the Company was in compliance with the covenants in the Credit Agreement.

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

NOTE 6.    LEASES

Lease Executed During the Three Months Ended June 30, 2026

In June 2026, the Company amended a lease entered into in February 2023 for its headquarters in Solana Beach, CA. The modified lease term is for 39 months subsequent to the modified lease commencement date. Undiscounted minimum lease payments related to this facility, which escalate annually over the term of the lease, total $2.5 million.

Lease Executed Subsequent to June 30, 2026

In July 2026, the Company executed a build-to-suit lease agreement for an approximately 83,000-square-foot facility located in Tampa, Florida. Lease commencement occurred upon the Company taking possession of the facility in July 2026. The initial lease term extends 7 years from the commencement date, which is 91 days following possession. The agreement includes two optional five-year renewal periods at market rates in effect at the time of renewal. Total undiscounted minimum lease payments over the initial term are approximately $8.5 million.

The table below reconciles the undiscounted future minimum lease payments under non-cancelable operating leases with terms of more than one year to the total operating liabilities recognized on the consolidated balance sheet at June 30, 2026, which excludes lease payments related to the lease that was executed subsequent to June 30, 2026 (in thousands):

Remainder of year ending December 31, 2026	$1,979
Year ending December 31, 2027	3,478
Year ending December 31, 2028	2,486
Year ending December 31, 2029	1,336
Year ending December 31, 2030	607
Total future minimum lease payments	9,886
Imputed interest	(897)
Present value of operating lease liabilities	$8,989

NOTE 7.    RELATED PARTIES
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

The original lease term was 1-year with automatic 6-month renewal options thereafter. During 2025, the Company and the VIE agreed that the lease term will expire on March 31, 2026 but will automatically renew for successive 6-month terms, unless either party provides written termination notice. On March 31, 2026, the lease term automatically renewed for a 6-month term. The lease may be terminated by either party at any time, for any reason. The lease does not contain a residual value guarantee and the Company is not obligated to provide any financial support to the VIE other than the lease payments. The Company does not have an equity interest in the VIE. As a result, the noncontrolling interest reported in the Company’s consolidated balance sheets represents the net assets of the VIE, and the net income of the VIE is reported in the Company’s consolidated statements of operations as being attributable to the noncontrolling interest. Total payments made to the VIE were $0.1 million during the three months ended June 30, 2026 and 2025 and $0.2 million during the six months ended June 30, 2026 and 2025. Total costs related to the lease, which were eliminated in consolidation, were $0.1 million during the three months ended June 30, 2026 and 2025 and $0.2 million during the six months ended June 30, 2026 and 2025. The Company did not make any payments to the VIE that were not a result of the lease arrangement. The VIE made distributions totaling $0.1 million to its members during each of the three months ended June 30, 2026 and 2025, and $0.2 million and $0.1 million during the six months ended June 30, 2026 and 2025, respectively.

As a result of the aircraft becoming available to sell in its present condition in October 2025 and all of the other held for sale criteria having been met, the aircraft was determined to be held for sale for accounting purposes. Accordingly, during October 2025, the Company reclassified the aircraft from property and equipment to asset held for sale in the Company’s consolidated balance sheet as of December 31, 2025 and ceased depreciation. No loss was recognized to measure the aircraft at the lower of its carrying value or fair value less costs to sell. The Company’s condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 include the below assets of the VIE.

The VIE did not have any outstanding obligations as of June 30, 2026 or December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$203	$205
Aircraft held for sale, net (net of accumulated depreciation of $928 as of June 30, 2026 and December 31, 2025)	4,376	4,376
Total assets	$4,579	$4,581

Depreciation expense related to the aircraft held for sale was $0 and $0.1 million for the three months ended June 30, 2026 and 2025, respectively, and $0 and $0.1 million for the six months ended June 30, 2026 and 2025, respectively.

Related-Party Leases

The Company has certain leases whereby it rents warehouse and hangar space with entities owned by management or members of the Company. These leases range in terms from month-to-month agreements, to having expiration dates through March 2028. Total payments made to these related parties were $0.4 million during the three months ended June 30, 2026 and 2025 and $0.8 million during the six months ended June 30, 2026 and 2025. Total lease cost related to these leases was $0.4 million during the three months ended June 30, 2026 and 2025 and $0.8 million during the six months ended June 30, 2026 and 2025.

The following table presents the ROU assets and lease liabilities recognized as of June 30, 2026 and December 31, 2025 related to these leases with related parties (in thousands):

	June 30, 2026	December 31, 2025
Operating lease ROU assets	$1,662	$2,188
Operating lease liabilities, current portion	1,002	1,070
Operating lease liabilities, net of current portion	757	1,228

Series A Preferred Units

During the three months ended March 31, 2026, the Company entered into two Unit Purchase Agreements with Radz Capital AEVEX Holdings Inc., pursuant to which the Company issued 15,342 Series A preferred units under the LLC Operating Agreement for aggregate cash proceeds of $15.3 million. The transactions closed during the three months ended March 31, 2026. Mr. Raduenz, Executive Chairman of the Company, is the President of Radz Capital AEVEX Holdings Inc. The $15.3 million fair value at issuance (net of $25 thousand of issuance costs) was allocated between the Series A preferred units and the derivative liability, with the net proceeds first allocated to the derivative at its estimated fair value of $3.1 million and the remainder of $12.2 million was allocated to the Series A preferred units. In connection with the Organizational Transactions and the IPO, the 15,342 of Holdings LLC’s Series A preferred units outstanding prior to the Organizational Transactions were, in accordance with their terms, converted into shares of the Company’s Class A common stock at a conversion price based on 80% of the IPO price. Refer to Note 12, Mezzanine Equity, for further discussion.

Refer to Note 10, Income Taxes and Tax Receivable Agreement, for discussion of the income tax distributions to the
LLC Unitholders, and Note 11, Stockholders’ Equity / Members’ Equity, for discussion of the Secondary Offering that involved certain direct and indirect members of ATS Investment Holdings, including entities controlled by the Principal Stockholder.

NOTE 8.    COMMITMENTS AND CONTINGENCIES

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
Government Rate Filings

At the beginning of each year, the Company files its provisional billing rates with the U.S. Government. The Company uses these rates for billing purposes throughout the fiscal year. Within six months of its fiscal year-end, the Company files an Incurred Cost Proposal (“ICP”) with the U.S. Government which details its actual costs and actual rates incurred for that year. The Company will then be notified by the government at some time in the future, which may be up to six years later, that the indirect rates have either been accepted by the government or that the government intends to conduct an incurred cost audit. Both options will eventually result in a final indirect rate letter that the Company must approve and sign off on with the government. Once that process has been completed, the Company will apply those approved rates to contracts that require being closed out (i.e., issuance of a final invoice) which may result in an amount owed to or due from the government. The Company has recorded an estimated rate impact in the accompanying consolidated financial statements. As of June 30, 2026 and December 31, 2025, the estimated rate reserve was $0.1 million, which is recorded in deferred revenue in the condensed consolidated balance sheets.

Contractual Commitments

The Company has certain contractual purchase commitments under agreements with remaining terms in excess of one year that are $1.7 million in the aggregate as of June 30, 2026.

NOTE 9.    STOCK COMPENSATION

2026 Omnibus Incentive Plan

On April 16, 2026, and in connection with the IPO, the Company adopted the AEVEX Corp. 2026 Omnibus Incentive Plan (the “Omnibus Plan”). The Omnibus Plan provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, other stock-based awards, cash awards, and substitute awards to employees, consultants and non-employee directors, and employees and consultants of the Company’s affiliates.

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

Restricted Stock Units (RSUs)

Subsequent to the Organizational Transactions and the IPO, the Company granted RSUs under the Omnibus Plan to certain employees and non-employee directors. RSUs represent the right to receive shares of Class A common stock at specified future dates. RSUs are subject to a service-based vesting condition. The service condition for employees is generally satisfied over 3 years, whereby one-third of the RSUs vest on each anniversary of the grant date, subject to continued service through the applicable vesting date. The service condition for non-employee directors is generally satisfied on the day immediately prior to the date of the next annual meeting of shareholders, or, if earlier, the first anniversary of the grant date, subject to continued service through the applicable vesting date. During the three months ended June 30, 2026, the Company granted 728,586 RSUs with a weighted-average grant date fair value of $27.87 per share. As of June 30, 2026, unrecognized compensation cost related to the RSUs was $19.3 million, which is expected to be recognized over a weighted-average period of 2.8 years. During the three and six months ended June 30, 2026, the Company recognized approximately $1.0 million of stock compensation expense related to the RSUs.

Performance-Based Restricted Stock Units (PSUs)

Subsequent to the Organizational Transactions and the IPO, the Company granted PSUs under the Omnibus Plan to certain employees. PSUs represent the right to receive shares of Class A common stock at specified future dates. PSUs are subject to a service-based vesting condition and performance conditions. The service condition is generally satisfied via continued service through the first quarter of 2029. The performance conditions are consolidated revenue and adjusted EBITDA targets for each of 2026, 2027 and 2028, as determined by the Board of Directors on an annual basis. The number of PSUs eligible to vest range from 50% to 200% of the number of PSUs granted, which is determined by whether the specified minimum, target or maximum revenue or adjusted EBITDA thresholds for each performance year are achieved. During the three months ended June 30, 2026, the Company granted 805,644 PSUs with a weighted-average grant date fair value of $27.79 per share. One-third of these PSUs will not be granted for accounting purposes (i.e., expense recognition) until the first quarter of 2027 when specified minimum, target and maximum revenue and adjusted EBITDA thresholds for 2027 have been determined by the Board of Directors, and one-third of these PSUs will not be granted for accounting purposes (i.e., expense recognition) until the first quarter of 2028 when specified minimum, target and maximum revenue and adjusted EBITDA thresholds for 2028 have been determined by the Board of Directors. As of June 30, 2026, unrecognized compensation cost related to the PSUs was $14.2 million, which is expected to be recognized over a weighted-average period of 2.6 years. During the three and six months ended June 30, 2026, the Company recognized approximately $0.7 million of stock compensation expense related to the PSUs.

NOTE 10.    INCOME TAXES AND TAX RECEIVABLE AGREEMENT

The Company’s sole material asset is its interest in Holdings LLC. Following the Organizational Transactions, the Company’s allocable share of taxable income generated by Holdings LLC is subject to U.S. federal, state and local income taxes. A significant portion of the income allocated to the noncontrolling interests is not subject to U.S. federal and state income taxes by the Company. As a result, the Company’s effective tax rate can differ materially from the statutory rate, depending on the ownership percentage of the noncontrolling interests. Holdings LLC, is structured as a partnership and therefore is generally not subject to U.S. federal income tax, but may be subject to certain U.S. state and local taxes. Income taxes resulting from its operations are the responsibility of its members. However, Holdings LLC has certain wholly owned operating subsidiaries which are regarded corporations, subject to U.S. federal, state, and local taxes.

The provision for income taxes was $2.5 million and $2.5 million for the three and six months ended June 30, 2026, respectively. The Company’s effective income tax rate for the three and six months ended June 30, 2026 was 26.8% and 8.1%, respectively. For the three and six months ended June 30, 2026, the Company’s effective income tax rate differed from the federal statutory rate of 21% primarily due to the income allocated to the noncontrolling interests not being subject to income taxes, and the consolidated net income (loss) in the Company’s consolidated financial statements for periods prior to the Organizational Transactions does not reflect the income tax expense (benefit) the Company would have incurred if it were subject to U.S. federal and state income taxes at an entity level during those periods. The provision for income taxes was $42 thousand and $82 thousand for the three and six months ended June 30, 2025, respectively, which represents income taxes for the Holdings LLC wholly owned operating subsidiaries taxed as C corporations.

As a result of the Organizational Transactions, IPO, and the TRA, during the three months ended June 30, 2026, the Company recognized an initial increase to its deferred tax assets (net of valuation allowance) in the amount of $43.5 million, a corresponding estimated TRA liability of $59.0 million, and a decrease in stockholders’ equity of $15.5 million. As a result of the Secondary Offering, during the three months ended June 30, 2026, the Company recognized an additional initial increase to its deferred tax assets (net of valuation allowance) in the amount of $42.5 million, a corresponding increase in the estimated TRA liability of $36.9 million, and an increase in stockholders’ equity of $5.6 million. The deferred tax assets are due to the tax effects of temporary differences in the book basis as compared to the tax basis of AEVEX Corp.’s interest in Holdings LLC, as well as expected future tax deductions as a result of estimated payments under the TRA.

Under the terms of the LLC Operating Agreement and the TRA, Holdings LLC is obligated to make income tax distributions to the LLC Unitholders. During the six months ended June 30, 2026 and 2025, income tax distributions to the LLC Unitholders were $3.0 million and $0, respectively.

20

NOTE 11.    STOCKHOLDERS’ EQUITY / MEMBERS’ EQUITY

Stockholders’ Equity

Amendment and Restatement of Certificate of Incorporation

In connection with the Organizational Transactions, the Company amended and restated its certificate of incorporation to, among other things, provide for the authorization of (i) 1,000,000,000 shares of Class A common stock with a par value of $0.0001 per share, (ii) 200,000,000 shares of Class B common stock with a par value of $0.0001 per share, and (iii) 50,000,000 shares of preferred stock with a par value per share that may be established by the Board of Directors in the applicable certificate of designations.

Holders of shares of the Company’s Class A common stock and holders of shares of the Company’s Class B common stock are entitled to one vote per each share on all matters submitted to a vote of stockholders. Holders of the Company’s Class A common stock and holders of the Company’s Class B common stock do not have cumulative voting rights in the election of directors. Holders of shares of the Company’s Class A common stock vote together with holders of the Company’s Class B common stock as a single class on all matters presented to the stockholders for their vote or approval, except for certain amendments to the Company’s certificate of incorporation or as otherwise required by applicable law or the certificate.

Holders of shares of the Company’s Class A common stock are entitled to receive dividends when and if declared by the Board of Directors. Holders of the Company’s Class B common stock do not have any right to receive dividends or to receive a distribution upon dissolution or liquidation or the sale of all or substantially all of the Company’s assets.

The Company’s amended and restated certificate of incorporation and the LLC Operating Agreement require that (1) the Company at all times maintain a ratio of one Series A unit of Holdings LLC owned by the Company for each share of Class A common stock issued by the Company (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities), and (2) Holdings LLC at all times maintain (i) a one-to-one ratio between the number of shares of Class A common stock issued by the Company and the number of Series A units owned by the Company and (ii) a one-to-one ratio between the number of shares of Class B common stock issued and outstanding and the number of Series B units owned by ATS Investment Holdings and their permitted transferees, collectively.

As of June 30, 2026, the Company has no shares of preferred stock outstanding.

Exchange Rights of LLC Unitholder

In accordance with the Exchange Agreement, ATS Investment Holdings (or certain permitted transferees thereof) is entitled to exchange its Series B units for shares of the Company’s Class A common stock on a one-for-one basis or, at the Company’s election, for cash, from a substantially concurrent public offering or private sale (based on the price of the Company’s Class A common stock in such public offering or private sale). Simultaneously with the payment of cash or the issuance of shares of Class A common stock, as applicable, in connection with an exchange of Series B units pursuant to the terms of the Exchange Agreement, a number of shares of the Company’s Class B common stock registered in the name of ATS Investment Holdings will automatically be transferred to us and will be cancelled for no consideration on a one-for-one basis with the number of Series B units exchanged.

Organizational Transactions and IPO

The following is a summary of the equity transactions consummated in connection with the recapitalization of Holdings LLC and the issuance by the Company of shares of its Class A and Class B common stock:

•88,432,824 Holdings LLC Class A units were replaced on a one-for-one basis with 25,135,300 Series A units and 63,297,524 Series B units;
•certain LLC Unitholders contributed their 25,135,300 Series A units to the Company in exchange for 25,135,300 shares of Class A common stock;
•the Company issued 63,297,524 shares of Class B common stock to ATS Investment Holdings, on a one-to-one basis with the number of Series B units it owned, for $1.0 million;
•all Series A preferred units converted into 7,208,876 shares of Class A common stock at a conversion price based on 80% of the IPO price (and 7,208,876 Series A units were issued to a wholly-owned subsidiary of AEVEX Corp.);
21

•the Company issued 18,400,000 shares of its Class A common stock in its IPO; and
•the Company used the net proceeds from the IPO to acquire 18,400,000 newly-issued Series A units in Holdings LLC.

Secondary Offering

On June 5, 2026, the Company completed the Secondary Offering of 8,000,000 shares of the Company’s Class A common stock, of which 5,726,157 shares were offered by the Company and 2,273,843 shares were offered by the selling securityholders. The Company used the net proceeds from the Secondary Offering to purchase 5,726,157 Series B units, together with an equivalent number of shares of Class B common stock from certain direct and indirect members of ATS Investment Holdings, including entities controlled by the Principal Stockholder. The Company did not receive any proceeds from the sale of the shares of Class A common stock offered by the selling securityholders. The Secondary Offering did not increase the Company’s total shares outstanding and did not lead to shareholder dilution.

Members’ Equity

During February 2026, the Company reached an agreement with a former employee to: (i) pay approximately $1.1 million for the repurchase of vested Incentive Units pursuant to the terms of the Incentive Equity Agreement, which permitted the Company to repurchase such units within 12 months of an employee’s termination date, and (ii) pay approximately $1.0 million for the employee’s Class A units. The $1.0 million was paid in February 2026 and recognized as a reduction of members’ equity. The $1.1 million is due to be paid by October 31, 2026 and was recognized in selling, general and administrative expense in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2026 and in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets as of June 30, 2026.

NOTE 12.    MEZZANINE EQUITY

Redeemable Noncontrolling Interests

As of June 30, 2026, AEVEX Corp. held 56,470,333 Series A units representing a 49.5% economic interest in Holdings LLC and ATS Investment Holdings held 57,571,367 Series B units representing a 50.5% economic interest in Holdings LLC.

Series A Preferred Units

In December 2025, the Company entered into a Unit Purchase Agreement with two investors pursuant to which the Company issued 100,000 Series A preferred units for aggregate cash proceeds of $100.0 million. The transaction closed in December 2025.

Under the Limited Liability Agreement of Holdings LLC prior to the Organizational Transactions, the Series A preferred units accrued a preferred return at a rate of 5.0% per annum through June 4, 2027, compounding annually. The preferred return was added to each holder’s Series A preferred capital and included in the unreturned Series A preferred capital balance. Holders of Series A preferred units had a liquidation and dividend preference over all other unitholders, until they received all accrued returns and return of the initial capital.

The Series A preferred units also provided holders with certain conversion rights. Upon the occurrence of a liquidity event, which includes a qualified public offering, the Series A preferred investors could elect to convert all outstanding Series A preferred units into Class A units at a conversion price determined by reference to 80% of the fair market value of a Class A unit. In a liquidity event, the Series A preferred unitholders were not eligible to receive the preferred return, and the conversion shares were calculated by dividing any unreturned capital contributions by 80% of the initial public offering price. The right to convert upon various liquidity events, including a qualified public offering, represents an embedded derivative required to be accounted for separately from the Series A preferred units and remeasured at fair value at each reporting date, with the changes in fair value recorded through earnings.

22

Beginning on the fifth anniversary of issuance, the Series A preferred investors could have required the Company to redeem all outstanding Series A preferred units for cash at their liquidation value, subject to applicable legal and contractual restrictions (the “Investor Put Right”). The Series A preferred units were classified as mezzanine equity in the consolidated balance sheets because they were redeemable at the option of the holders, pursuant to the Investor Put Right. The $100.0 million fair value at issuance (net of $80 thousand of issuance costs) was allocated between the Series A preferred units and the derivative liability, with the net proceeds first allocated to the derivative at its estimated fair value of $20.0 million and the remainder of $79.9 million allocated to the Series A preferred units. As of December 31, 2025, the Company increased the carrying value of the Series A preferred units to $80.4 million, which represented their maximum redemption value ($1,000 per unit, plus the preferred return of $0.4 million for the year ended December 31, 2025), less the estimated initial fair value of the derivative liability.

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

As of March 31, 2026, the Company increased the carrying value of the 115,342 Series A preferred units to $93.9 million, which represents their maximum redemption value ($1,000 per unit, plus the preferred return of $1.7 million since issuance), less the estimated initial fair value of the derivative liability. During the three months ended March 31, 2026, the Company recognized preferred units accretion of $1.4 million as an increase in the carrying value of the Series A preferred units and a decrease in members’ equity. During the three months ended March 31, 2026, the Company recognized a $2.4 million increase in the estimated fair value of the derivative liability in the condensed consolidated statement of operations.

In connection with the Organizational Transactions and the IPO, the 115,342 of Holdings LLC’s Series A preferred units outstanding prior to the Organizational Transactions were, in accordance with their terms, converted into 7,208,876 shares of the Company’s Class A common stock at a conversion price based on 80% of the IPO price. As a result, as of April 16, 2026, the Company increased the carrying value of the 115,342 Series A preferred units to $94.2 million, which represents their maximum redemption value ($1,000 per unit, plus the preferred return of $2.0 million since issuance), less the estimated initial fair value of the derivative liability. During the three and six months ended June 30, 2026, the Company recognized preferred units accretion of $0.3 million and $1.6 million, respectively, as an increase in the carrying value of the Series A preferred units and a decrease in members’ equity. During the three and six months ended June 30, 2026, the Company recognized a $3.3 million and $5.7 million increase in the estimated fair value of the derivative liability in the condensed consolidated statement of operations. Upon conversion, the Series A preferred units and the related derivative liability were reclassified to stockholders’ equity.

During the three and six months ended June 30, 2026, the carrying value of the Series A preferred units was adjusted as follows (in thousands):

Series A preferred units
Balance at December 31, 2025	$80,371
Issuance of Series A preferred units	15,317
Derivative liability at issuance	(3,142)
Series A preferred units accretion	1,362
Balance at March 31, 2026	93,908
Series A preferred units accretion	254
Derecognition	(94,162)
Balance at June 30, 2026	$—

23

NOTE 13.    EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and denominator used to compute basic and diluted net income per share of Class A common stock for the period following the Organizational Transactions (in thousands, except share and per share amounts):

Period from April 17, 2026 to June 30, 2026
Numerator
Net income	$4,956
Less: Net income attributable to the noncontrolling interest	(63)
Less: Net income attributable to the redeemable noncontrolling interests	(4,290)
Net income attributable to AEVEX Corp. - basic	603
Add: Net income attributable to the redeemable noncontrolling interests	—
Net income attributable to AEVEX Corp. - diluted	$603

Denominator
Weighted-average Class A shares outstanding - basic	52,805,593
Dilutive effects of:
Unvested RSUs	—
Unvested PSUs	—
Series B units exchangeable for Class A common stock	—
Weighted-average Class A shares outstanding - diluted	52,805,593

Earnings per share of Class A common stock - basic	$0.01
Earnings per share of Class A common stock - diluted	$0.01

Series B units, together with an equal number of shares of Class B common stock, may be exchanged, at the Company’s option, for shares of its Class A common stock or for cash. After evaluating the potential dilutive effect under the if-converted method, the assumed exchange of all outstanding Series B Units for shares of the Company’s Class A common stock was determined to be antidilutive and thus were excluded from the computation of diluted earnings per share. After evaluating the potential dilutive effect under the treasury stock method, the unvested RSUs of 728,586 were determined to be antidilutive and thus were excluded from the computation of diluted earnings per share. In addition, the Company excluded from the computation of diluted earnings per share 268,543 PSUs because the performance contingency has not been met as of the end of the period, and 537,101 PSUs because they are not considered granted for accounting purposes.

NOTE 14.    SEGMENT INFORMATION

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

24

The Company defines Segment Adjusted EBITDA as net income (loss) before certain unallocated Corporate expenses, interest income and expense, income tax expense (benefit), depreciation and amortization expense, other income (expense), changes in the fair value of contingent consideration liabilities and derivative liabilities, noncash stock compensation expense, offering costs related to the IPO or Secondary Offering, asset impairments, business acquisition costs, restructuring costs, and gains or losses on debt extinguishments, as well as certain non-recurring items.

Financial information for each reportable segment is as follows for the three and six months ended June 30, 2026:

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	Tactical Systems	Global Solutions	Total Segments	Tactical Systems	Global Solutions	Total Segments
Total segment revenue	$174,220	$27,571	$201,791	$365,017	$53,467	$418,484
Total segment expenses	144,658	23,668	168,326	296,934	45,363	342,297
Segment Adjusted EBITDA	$29,562	$3,903	33,465	$68,083	$8,104	76,187
Less unallocated amounts:
Corporate(1)			(5,317)			(11,632)
Interest expense			(3,977)			(10,521)
Interest income			1,106			1,212
Depreciation and amortization			(5,478)			(10,787)
Other (expense) income, net			(57)			156
Change in fair value of derivative liability			(3,295)			(5,695)
Noncash stock compensation			(1,731)			(1,731)
IPO related costs			—			(1,475)
Secondary Offering related costs			(2,967)			(2,967)
Business acquisition costs			(2,268)			(2,268)
Other(2)			(333)			(333)
Income before income taxes			$9,148			$30,146
(1)    Corporate primarily consists of costs related to executive and staff functions, including the Chief Executive Officer, the Chief Operating Officer, Information Technology, Human Resources, Legal, Finance, Business Development, Corporate Development, and Administration, which benefit the enterprise as a whole.
(2)    Other primarily includes $0.3 million of process improvement costs for the three and six months ended June 30, 2026.

Financial information for each reportable segment is as follows for the three and six months ended June 30, 2025:

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Tactical Systems	Global Solutions	Total Segments	Tactical Systems	Global Solutions	Total Segments
Total segment revenue	$72,100	$29,034	$101,134	$101,551	$52,841	$154,392
Total segment expenses	69,161	26,881	96,042	108,479	52,791	161,270
Segment Adjusted EBITDA	$2,939	$2,153	5,092	$(6,928)	$50	(6,878)
Less unallocated amounts:
Corporate(1)			(1,464)			(2,854)
Interest expense			(8,378)			(15,557)
Interest income			130			344
Change in contingent consideration			(1,214)			(2,435)
Depreciation and amortization			(5,498)			(10,671)
Other(2)			(456)			(1,019)
Loss before income taxes			$(11,788)			$(39,070)
25

(1)    Corporate primarily consists of costs related to executive and staff functions, including the Chief Executive Officer, the Chief Operating Officer, Information Technology, Human Resources, Legal, Finance, Business Development, Corporate Development, and Administration, which benefit the enterprise as a whole.
(2)    Other primarily includes $0.4 million and $0.9 million of legal expenses related to the non-recurring Viking legal settlement for the three and six months ended June 30, 2025, respectively.

Substantially all of the Company’s long-lived tangible assets were in the United States as of June 30, 2026 and December 31, 2025.

NOTE 15.    SUBSEQUENT EVENTS
Proposed Acquisition of BlackSea Technologies

On August 12, 2026, the Company entered into an Agreement and Plan of Reorganization with Maritime Applied Physics Corporation (“BlackSea Technologies”), Black Sea Technologies, LLC (the “Seller”), and certain other parties, pursuant to which the Company will acquire BlackSea Technologies (the “Transaction”).

The consideration payable at closing is based on a total enterprise value of $600.0 million, subject to customary adjustments for estimated net working capital, cash, indebtedness and transaction expenses (the “Closing Merger Consideration”), and to a post-closing adjustment of up to $5.0 million, which will be held in escrow. The Closing Merger Consideration will be paid to the Seller in (i) 12,727,273 shares of the Company’s Class A common stock (the “Company Shares”), having an agreed value at closing of $350.0 million, and (ii) cash equal to the Closing Merger Consideration less the escrow deposit and less such agreed stock value.

The share count will be proportionately reduced (based on $27.50 per share) if the “Deemed Stock Merger Consideration”, which is the lesser of (i) $350.0 million and (ii) the net amount of the Closing Merger Consideration and the escrow deposit, is less than $350.0 million, and will be increased, with a corresponding reduction in cash, to the minimum extent necessary to preserve the Transaction intended tax treatment if the shares would otherwise represent less than 40% of the Closing Merger Consideration. In no event will the cumulative number of Company Shares issued in the Transaction exceed 19.99% of the Company’s issued and outstanding capital stock (the “Share Cap”), and the Company will not be required to issue any shares that would require stockholder approval under the rules of the New York Stock Exchange.

The Seller may earn additional consideration of $50.0 million (the “Contingent Consideration”) if, during the period from the closing date through December 31, 2027, (i) the 30-trading-day volume weighted average price of the Company Shares equals or exceeds $28.00 per share during any 30 consecutive trading days in that period and (ii) BlackSea Technologies generates at least $24.8 million of revenue and $8.9 million of gross profit from specified autonomous vessel U.S. government contracts. If earned, the Contingent Consideration will be paid in additional Company Shares valued at the 30-trading-day volume weighted average price as of December 31, 2027, subject to the Share Cap on a cumulative basis.

Closing is subject to the satisfaction or waiver of customary conditions, including expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and receipt of other required antitrust clearances. The Company intends to fund the cash consideration with cash on hand and borrowings under the New Credit Facilities, and closing is not conditioned on financing. The Transaction is expected to close in September 2026.
26

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our financial condition and results of operations as of, and for, the periods presented. You should read the following discussion and analysis of our financial condition and results of operations together with the sections entitled “Forward-Looking Statements” and “Risk Factors” and the unaudited condensed consolidated financial statements and related notes of AEVEX Corp. included in this Quarterly Report on Form 10-Q, as well as the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and related notes thereto of AEVEX Corp. and Athena Technology Solutions Holdings, LLC (“Holdings LLC”) included in our final prospectus, dated April 16, 2026, filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933 (the “IPO Prospectus”) in connection with our initial public offering (“IPO”).

This discussion and analysis contains forward-looking statements, including statements regarding our expectations for the future of our business and our liquidity and capital resources as well as other non-historical statements. These statements are based upon our current plans, expectations, and beliefs, and are subject to numerous risks and uncertainties, including but not limited to the risks and uncertainties described in “Forward-Looking Statements” and in the “Risk Factors” sections of our most recent filings with the Securities and Exchange Commission. Our actual results may differ materially from those contained in or implied by these forward-looking statements.

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

We deliver technology-led products and solutions through two complementary business segments:

•Tactical Systems: Designs and manufactures battle-tested, autonomous, modular, and attritable UxS, including UAS and USV, along with other mission critical products. Tactical Systems segment revenue represented approximately 86.3% and 71.3% of our revenue for the three months ended June 30, 2026 and 2025, respectively, and approximately 87.2% and 65.8% of our revenue for the six months ended June 30, 2026 and 2025, respectively.

•Global Solutions: Provides bespoke mission solutions, including AI-enabled full-spectrum airborne ISR, C-UAS, additive manufacturing, and specialized mission aircraft engineering, modification, and testing. Global Solutions segment revenue represented approximately 13.7% and 28.7% of our revenue for the three months ended June 30, 2026 and 2025, respectively, and approximately 12.8% and 34.2% of our revenue for the six months ended June 30, 2026 and 2025, respectively.

Recent Developments

Initial Public Offering and Organizational Transactions

On April 20, 2026, the Company consummated its IPO of 18,400,000 shares of its Class A common stock, which includes the exercise in full by the underwriters of their option to purchase an additional 2,400,000 shares of Class A common stock from us. The 18,400,000 shares were issued at a public offering price of $20.00 per share, resulting in net proceeds to the Company of $345.9 million, after deducting underwriting discounts and commissions of $22.1 million. In addition to the underwriting discounts and commissions, the Company incurred $13.8 million of total offering costs, which were recorded in additional paid-in capital during the three months ended June 30, 2026.

In connection with the IPO, the Company completed the Organizational Transactions described under Note 1, Organization, of the Company’s condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. The following is a summary of the equity transactions consummated in connection with the Organizational Transactions and the IPO:

•88,432,824 Holdings LLC Class A units were replaced on a one-for-on basis with 25,135,300 Series A units and 63,297,524 Series B units;
•certain LLC Unitholders contributed their 25,135,300 Series A units to the Company in exchange for 25,135,300 shares of Class A common stock;
•the Company issued 63,297,524 shares of Class B common stock to ATS Investment Holdings, on a one-to-one basis with the number of Series B units it owned, for $1.0 million;
•all Series A preferred units converted into 7,208,876 shares of Class A common stock at a conversion price based on 80% of the initial public offering price (and 7,208,876 Series A units were issued to a wholly-owned subsidiary of AEVEX Corp.);
•the Company issued 18,400,000 shares of its Class A common stock as a result of the IPO; and
•the Company used the net proceeds from the IPO to acquire 18,400,000 newly-issued Series A units in Holdings LLC.

The Company is a holding company whose sole material asset consists of membership interests in Holdings LLC. The Company is the managing member of Holdings LLC and controls and is responsible for all operational, management and administrative decisions relating to Holdings LLC’s business and consolidates the financial results of Holdings LLC and reports redeemable noncontrolling interests in its consolidated financial statements related to the Series B units that ATS Investment Holdings owns in Holdings LLC. The results of operations discussed in this Quarterly Report on Form 10-Q include those of Holdings LLC prior to the completion of the Organizational Transactions and those of AEVEX Corp., including Holdings LLC, following the completion of the Organizational Transactions. As a result, the unaudited condensed consolidated financial data may not represent an accurate indication of what our actual results would have been if the Organizational Transactions and IPO had been completed at the beginning of the periods presented or of what our future results of operations are likely to be.

Secondary Offering

On June 5, 2026, we completed our Secondary Offering of 8,000,000 shares of our Class A common stock, of which 5,726,157 shares were offered by us and 2,273,843 shares were offered by the selling securityholders, in each case at a price to the public of $27.00 per share. We used the net proceeds from this offering to purchase 5,726,157 Series B units, together with an equivalent number of shares of Class B common stock from certain direct and indirect members of ATS Investment Holdings, including entities controlled by the Principal Stockholder. We did not receive proceeds from the sale of the shares of Class A common stock offered by the selling securityholders. The Secondary Offering did not increase the Company’s total shares outstanding and did not lead to shareholder dilution.

As of June 30, 2026, after giving effect to the Organizational Transactions, IPO and Secondary Offering, AEVEX Corp. held 56,470,333 Series A units representing a 49.5% economic interest in Holdings LLC and ATS Investment Holdings held 57,571,367 Series B units representing a 50.5% economic interest in Holdings LLC.

Proposed Acquisition of BlackSea Technologies

On August 12, 2026, the Company entered into an Agreement and Plan of Reorganization with Maritime Applied Physics Corporation (“BlackSea Technologies”), Black Sea Technologies, LLC (the “Seller”), and certain other parties, pursuant to which the Company will acquire BlackSea Technologies (the “Transaction”).

The consideration payable at closing is based on a total enterprise value of $600.0 million, subject to customary adjustments (the “Closing Merger Consideration”), and to a post-closing adjustment of up to $5.0 million, which will be held in escrow. The Closing Merger Consideration will be paid to the Seller in (i) 12,727,273 shares of the Company’s Class A common stock (the “Company Shares”), having an agreed value at closing of $350.0 million, and (ii) cash equal to the Closing Merger Consideration less the escrow deposit and less such agreed stock value. The share count is subject to increase or decrease pursuant to the agreement, provided that in no event will the cumulative number of Company Shares issued in the Transaction exceed 19.99% of the Company’s issued and outstanding capital stock (the “Share Cap”).

The Seller may earn additional consideration of $50.0 million (the “Contingent Consideration”) if, during the period from the closing date through December 31, 2027, (i) the 30-trading-day volume weighted average price of the Company Shares equals or exceeds $28.00 per share during any 30 consecutive trading days in that period and (ii) BlackSea Technologies generates at least $24.75 million of revenue and $8.91 million of gross profit from specified autonomous vessel U.S. government contracts. If earned, the Contingent Consideration will be paid in additional Company Shares.

Closing is subject to the satisfaction or waiver of customary conditions, including expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and receipt of other required antitrust clearances. The Company intends to fund the cash consideration with cash on hand and borrowings under the New Credit Facilities, and closing is not conditioned on financing.

See Note 15, “Subsequent Events,” in our unaudited condensed consolidated financial statements and related notes thereto included herein for more information about the Transaction.

Key Factors Affecting Our Performance

Our results have been affected, and are expected to be affected in the future, by a variety of factors. A discussion of key factors that have had, or may have, an effect on our results is set forth below. Information regarding the Company’s risk factors appears under “Risk Factors” in our most recent filings with the Securities and Exchange Commission.

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

There is also uncertainty around the timing, extent, nature and effect of Congressional and other U.S. Government actions to address budgetary constraints and caps on the discretionary budget for defense and non-defense departments and agencies. In addition, there is uncertainty around the ability of Congress to determine how to allocate the available budget authority and pass appropriations bills to fund both U.S. Government departments and agencies that are, and those that are not, subject to the caps. Additionally, budget deficits and the growing U.S. national debt may increase pressure on the U.S. Government to reduce federal spending across all federal agencies, with uncertainty about the size and timing of those reductions. Furthermore, delays in the completion of future U.S. Government budgets could delay procurement of the federal government services that we provide. During the six months ended June 30, 2026, we experienced elongated award timelines in certain cases resulting from ongoing conflicts in the Middle East, changes to Department of Defense acquisition personnel and processes, and operational reprioritization. These dynamics may result in delays between opportunity identification and contract award, which could affect the timing of our revenue and backlog growth.

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

Public Company Expenses

We have incurred, and expect to continue to incur, certain non-recurring professional fees and other expenses as part of our transition to becoming a public company. As a public company, we are implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. In particular, we expect our accounting, legal and personnel-related expenses and directors’ and officers’ insurance costs to increase as we establish more comprehensive compliance and governance functions, establish, maintain and review internal controls over financial reporting in accordance with the Sarbanes-Oxley Act and prepare and file periodic reports in accordance with SEC rules. Our financial statements following the IPO reflect the impact of these expenses.

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

	June 30, 2026	December 31, 2025
Funded backlog	$259,829	$503,123

Funded backlog includes both single and multi-year awards, and fluctuations in backlog are driven primarily by the timing of large program wins. The decrease of $243.3 million in funded backlog for the six months ended June 30, 2026 was primarily due to revenue recognized for the EUCOM AOR Deep Strike program during the six months ended June 30, 2026. The decrease was also influenced by an increase in shorter-cycle customer orders. We are experiencing a shift in customer ordering patterns toward shorter-cycle procurement, with customers increasingly placing orders for near-term delivery rather than multi-year programs of record. This trend resulted in a greater proportion of our revenue during the six months ended June 30, 2026, being derived from orders received and shipped within the same fiscal year. We expect to convert approximately 95.1% of the total $259.8 million of funded backlog as of June 30, 2026 into revenue during the next 12 months.

    In addition, our funded backlog is subject to meaningful customer concentration risk. As of June 30, 2026, approximately 92.7% of the total dollar value of our funded backlog related to the U.S Government. For purposes of evaluating our funded backlog, we consider all U.S. Government entities to be one customer. Additionally, funded backlog that is originally funded through U.S. Government efforts is considered to be U.S. Government backlog even if the program is directly contracted through an intermediary.

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

Selling, General, and Administrative – consists primarily of personnel-related expenses for our sales, marketing, supply chain, finance, legal, human resources and administrative personnel, the costs of customer service, information technology, risk management and related insurance, travel, allocated overhead and other marketing, communications and administrative expenses, as well as acquisition-related costs. We also expect to further invest in our corporate infrastructure and incur additional expenses associated with operating as a public company, including increased legal and accounting costs, investor relations and compliance costs. As a result, we expect that selling, general and administrative expenses will increase in absolute dollars in future periods but decline as a percentage of total revenue over time. In addition, as a result of becoming a public company, we will incur significant additional annual expenses including, among other things, additional directors’ and officers’ liability insurance, costs to administer a public company stock compensation plan, director fees, costs to comply with reporting requirements of the SEC, transfer agent fees, costs for additional accounting, legal and administrative personnel, increased auditing, tax and legal fees, stock exchange listing fees, additional stock compensation expense and similar expenses.

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

Change in Contingent Consideration – As part of the acquisition of Tribe Aerospace, LLC in 2022, we agreed to pay contingent consideration to the sellers for any EBITDA (as defined in the earnout arrangement) recognized over certain thresholds during the earnout period from 2022-2024. The contingent consideration was settled using a combination of cash and Class A units based on converting a portion of each contingent payment to units at the fixed contractual price per unit. The change in fair value of the liability during the six months ended June 30, 2025 represents accretion of the discounted liability outstanding during the period. All earnout arrangement liabilities were settled as of December 31, 2025.

Interest Expense – consists primarily of interest expense incurred on borrowings under our credit agreements.

Interest Income – consists primarily of interest income earned on cash and cash equivalents.

Change in Derivative Liability – During December 2025 and the three months ended March 31, 2026, the Company issued Series A preferred units with conversion features that represent an embedded derivative that is accounted for separately from the Series A preferred units and remeasured at fair value at each reporting date, with the changes in fair value recorded through earnings. In connection with the IPO, the 115,342 of Holdings LLC’s Series A preferred units (and the related derivative liability) outstanding prior to the Organizational Transactions were, in accordance with their terms, converted into 7,208,876 shares of the Company’s Class A common stock at a conversion price based on 80% of the IPO price.

Other Income (Expense), net – reflects miscellaneous income and expense unrelated to our core business activities.

Provision for Income Taxes – represents the provision for U.S. federal, state and local income taxes. For periods prior to the Organizational Transactions, this represents the provision for income taxes for only certain of the operating subsidiaries of the Company and Holdings LLC that are taxed as C corporations. Following the completion of the Organizational Transactions, the Company also became subject to U.S. federal, state, and local income taxes on its share of taxable income earned through its interest in Holdings LLC assessed at the applicable corporate income tax rates.

Net Income Attributable to Noncontrolling Interest – The Company is the primary beneficiary of a variable interest entity (“VIE”) and, as a result, includes the VIE’s results of operations and financial position in the Company’s consolidated financial statements. The Company reports the VIE’s net income attributable to the VIE’s third-party equity holders as net income attributable to noncontrolling interest.

Net Income Attributable to Redeemable Noncontrolling Interests – represents the portion of Holdings LLC’s net income or loss that is attributable to ATS Investment Holdings, as holders of all of the Holdings LLC Series B units.

Results of Operations

For the Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,		Change
	2026	2025	$	%
Revenue:
Products	$168,668	$70,836	$97,832	138.1%
Services	33,123	30,298	2,825	9.3%
Total revenue	201,791	101,134	100,657	99.5%
Cost of revenue:
Products	130,319	58,634	71,685	122.3%
Services	23,825	24,124	(299)	(1.2)%
Total cost of revenue	154,144	82,758	71,386	86.3%
Gross profit	47,647	18,376	29,271	159.3%
Operating expenses:
Selling, general, and administrative	22,469	9,383	13,086	139.5%
Research and development	5,639	7,194	(1,555)	(21.6)%
Amortization of intangible assets	4,168	4,125	43	1.0%
Change in contingent consideration	—	1,214	(1,214)	(100.0)%
Total operating expenses	32,276	21,916	10,360	47.3%
Income (loss) from operations	15,371	(3,540)	18,911	(534.2)%
Other income (expense), net:
Interest expense	(3,977)	(8,378)	4,401	(52.5)%
Interest income	1,106	130	976	750.8%
Change in fair value of derivative liability	(3,295)	—	(3,295)	100.0%
Other (expense) income, net	(57)	—	(57)	100.0%
Total other expense, net	(6,223)	(8,248)	2,025	(24.6)%
Income (loss) before income taxes	9,148	(11,788)	20,936	(177.6)%
Provision for income taxes	2,454	42	2,412	5742.9%
Net income (loss)	6,694	(11,830)	18,524	(156.6)%
Net income attributable to noncontrolling interest	76	14	62	442.9%
Net income attributable to redeemable noncontrolling interests	4,290	—	4,290	100.0%
Net income (loss) attributable to AEVEX Corp.	$2,328	$(11,844)	$14,172	(119.7)%

Products Revenue

Products revenue increased to $168.7 million from $70.8 million, or by $97.9 million and 138.1%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase is due to $99.6 million of higher revenue in our Tactical Systems segment. $72.2 million of the $99.6 million increase is from our EUCOM AOR Deep Strike program with the remainder of the increase being primarily from other UAS products. The $99.6 million of higher revenue in our Tactical Systems segment was offset by $1.8 million of lower revenue in our Global Solutions segment primarily from aircraft modifications and testing products.

Services Revenue

Services revenue increased to $33.1 million from $30.3 million, or by $2.8 million and 9.3%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase is primarily due to $2.5 million of higher revenue in our Tactical Systems segment primarily from UAS support services.

Cost of Products Revenue

Cost of products revenue increased to $130.3 million from $58.6 million, or by $71.7 million and 122.3%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase is primarily due to higher cost of revenue in our Tactical Systems segment. $57.6 million of the increase is from our EUCOM AOR Deep Strike program with the remainder of the increase being primarily from other UAS products. The $57.6 million of higher costs from our EUCOM AOR Deep Strike program is comprised of an approximately $50.6 million increase in materials related costs and an approximately $7.0 million increase in direct and indirect labor costs.

Cost of Services Revenue

Cost of services revenue decreased to $23.8 million from $24.1 million, or by $0.3 million and 1.2%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Gross Profit

Gross profit increased to $47.6 million from $18.4 million, or by $29.2 million and 159.3%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The gross profit percentage increased from 18.2% for the three months ended June 30, 2025 to 23.6% for the three months ended June 30, 2026. The increase was primarily due to $99.6 million of higher revenue and $73.6 million of higher costs in our Tactical Systems segment primarily from UAS products.

Selling, General and Administrative

Selling, general, and administrative expenses increased to $22.5 million from $9.4 million, or by $13.1 million and 139.5%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily due to a $5.8 million increase in professional fees related to our IPO process, secondary offering and business acquisition, a $3.0 million increase in incentive compensation expense, a $2.1 million increase in new employee-related costs, and a $1.6 million increase in noncash stock compensation expense.

Research and Development

Research and development expenses decreased to $5.6 million from $7.2 million, or by $1.6 million and 21.6%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease was primarily due to the $1.6 million decrease in development activities for UAS products and services.

Amortization of Intangible Assets

Amortization of intangible assets increased to $4.2 million from $4.1 million, or by $0.1 million and 1.0%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Change in Contingent Consideration

As part of the acquisition of Tribe Aerospace, LLC in 2022, the Company agreed to pay contingent consideration to the sellers for any EBITDA (as defined in the earnout arrangement) recognized over certain thresholds during the earnout period from 2022 to 2024. The contingent consideration was settled using a combination of cash and Class A units of Holdings LLC based on converting a portion of each contingent payment to units at the fixed contractual price per unit. The change in fair value of the liability during the three months ended June 30, 2025 represents accretion of the discounted liability outstanding during the period. All earnout arrangement liabilities were settled as of December 31, 2025.

Interest Expense

Interest expense decreased to $4.0 million from $8.4 million, or by $4.4 million and 52.5%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease was primarily due to lower debt obligations outstanding and lower interest rates under the New Credit Facilities as compared to the Prior Credit Facilities, which is partially offset by the $0.9 million loss on debt extinguishment recognized during the three months ended June 30, 2026.

Interest Income

Interest income increased to $1.1 million from $0.1 million, or by $1.0 million and 750.8%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily due to interest earned on higher cash balances resulting from the net proceeds from the IPO.

Change in Fair Value of Derivative Liability

During December 2025 and the three months ended March 31, 2026, the Company issued Series A preferred units with conversion features that represent an embedded derivative that is accounted for separately from the Series A preferred units and remeasured at fair value at each reporting date, with the changes in fair value recorded through earnings for the three months ended June 30, 2026.

Other (Expense) Income, Net

Other expense, net decreased to $(0.1) million from $0, or by $0.1 million, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Provision for Income Taxes

The provision for income taxes increased to $2.5 million from $42 thousand, or by $2.5 million, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase is because following the completion of the Organizational Transactions, the Company became subject to U.S. federal, state, and local income taxes on its share of taxable income earned through its interest in Holdings LLC assessed at the applicable corporate income tax rates.

For the Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

The following table sets forth our results of operations for the periods indicated (in thousands):

	Six Months Ended June 30,		Change
	2026	2025	$	%
Revenue:
Products	$360,512	$97,323	$263,189	270.4%
Services	57,972	57,069	903	1.6%
Total revenue	418,484	154,392	264,092	171.1%
Cost of revenue:
Products	270,477	82,875	187,602	226.4%
Services	43,866	50,079	(6,213)	(12.4)%
Total cost of revenue	314,343	132,954	181,389	136.4%
Gross profit	104,141	21,438	82,703	385.8%
Operating expenses:
Selling, general, and administrative	41,881	17,971	23,910	133.0%
Research and development	8,976	16,684	(7,708)	(46.2)%
Amortization of intangible assets	8,290	8,205	85	1.0%
Change in contingent consideration	—	2,435	(2,435)	(100.0)%
Total operating expenses	59,147	45,295	13,852	30.6%
Income (loss) from operations	44,994	(23,857)	68,851	(288.6)%
Other income (expense), net:
Interest expense	(10,521)	(15,557)	5,036	(32.4)%
Interest income	1,212	344	868	252.3%
Change in fair value of derivative liability	(5,695)	—	(5,695)	100.0%
Other (expense) income, net	156	—	156	100.0%
Total other expense, net	(14,848)	(15,213)	365	(2.4)%
Income (loss) before income taxes	30,146	(39,070)	69,216	(177.2)%
Provision for income taxes	2,454	82	2,372	2892.7%
Net income (loss)	27,692	(39,152)	66,844	(170.7)%
Net income attributable to noncontrolling interest	148	21	127	604.8%
Net income attributable to redeemable noncontrolling interests	4,290	—	4,290	100.0%
Net income (loss) attributable to AEVEX Corp.	$23,254	$(39,173)	$62,427	(159.4)%

Products Revenue

Products revenue increased to $360.5 million from $97.3 million, or by $263.2 million and 270.4%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase is primarily due to $260.6 million of higher revenue in our Tactical Systems segment. $228.2 million of the $260.6 million increase is from our EUCOM AOR Deep Strike program with the remainder of the increase being primarily from other UAS products. The increase is also due to $2.6 million of higher revenue in our Global Solutions segment primarily from aircraft modifications and testing products.

Services Revenue

Services revenue increased to $58.0 million from $57.1 million, or by $0.9 million and 1.6%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase is primarily due to $2.9 million of higher revenue in our Tactical Systems segment primarily from UAS support services, which is partially offset by $2.0 million of lower revenue in our Global Solutions segment primarily from mission support, intelligence, surveillance, and reconnaissance services.

Cost of Products Revenue

Cost of products revenue increased to $270.5 million from $82.9 million, or by $187.6 million and 226.4%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase is primarily due to higher costs of revenue in our Tactical Systems segment. $172.3 million of the increase is from our EUCOM AOR Deep Strike program with the remainder of the increase being primarily from other UAS products. The $172.3 million of higher costs from our EUCOM AOR Deep Strike program is comprised of an approximately $159.9 million increase in materials related costs and an approximately $12.4 million increase in direct and indirect labor costs.

Cost of Services Revenue

Cost of services revenue decreased to $43.9 million from $50.1 million, or by $6.2 million and 12.4%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The lower costs of service revenue is primarily due to a $3.4 million decrease in labor and material costs of an expiring contract in the Global Solutions segment and a $2.2 million decrease in labor and material costs of an expiring contract in the Tactical Solutions segment.

Gross Profit

Gross profit increased to $104.1 million from $21.4 million, or by $82.7 million and 385.8%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The gross profit percentage increased from 13.9% for the six months ended June 30, 2025 to 24.9% for the six months ended June 30, 2026. The increase was primarily due to $263.5 million of higher revenue and $187.8 million of higher costs in our Tactical Systems segment primarily from UAS products.

Selling, General and Administrative

Selling, general, and administrative expenses increased to $41.9 million from $18.0 million, or by $23.9 million and 133.0%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily due to a $11.6 million increase in professional fees related to our IPO process, secondary offering and business acquisition, a $5.0 million increase in incentive compensation expense, a $3.9 million increase in new employee-related costs, a $1.6 million increase in noncash stock compensation expense, and a $1.1 million repurchase of Incentive Units during the six months ended June 30, 2026.

Research and Development

Research and development expenses decreased to $9.0 million from $16.7 million, or by $7.7 million and 46.2%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was primarily due to the decrease in development activities for UAS products and services.

Amortization of Intangible Assets

Amortization of intangible assets increased to $8.3 million from $8.2 million, or by $0.1 million and 1.0%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Change in Contingent Consideration

As part of the acquisition of Tribe Aerospace, LLC in 2022, the Company agreed to pay contingent consideration to the sellers for any EBITDA (as defined in the earnout arrangement) recognized over certain thresholds during the earnout period from 2022 to 2024. The contingent consideration was settled using a combination of cash and Class A units of Holdings LLC based on converting a portion of each contingent payment to units at the fixed contractual price per unit. The change in fair value of the liability during the six months ended June 30, 2025 represents accretion of the discounted liability outstanding during the period. All earnout arrangement liabilities were settled as of December 31, 2025.

Interest Expense

Interest expense decreased to $10.5 million from $15.6 million, or by $5.1 million and 32.4%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was primarily due to lower debt obligations outstanding and lower interest rates under the New Credit Facilities as compared to the Prior Credit Facilities, which was partially offset by the $0.9 million loss on debt extinguishment recognized during the six months ended June 30, 2026.

Interest Income

Interest income increased to $1.2 million from $0.3 million, or by $0.9 million and 252.3%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily due to interest earned on higher cash balances resulting from the net proceeds from the IPO.

Change in Fair Value of Derivative Liability

During December 2025 and the three months ended March 31, 2026, the Company issued Series A preferred units with conversion features that represent an embedded derivative that is accounted for separately from the Series A preferred units and remeasured at fair value at each reporting date, with the changes in fair value recorded through earnings for the six months ended June 30, 2026.

Other (Expense) Income, Net

Other income, net increased to $0.2 million from $0, or by $0.2 million, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Provision for Income Taxes

The provision for income taxes increased to $2.5 million from $0.1 million, or by $2.4 million, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase is because following the completion of the Organizational Transactions, the Company became subject to U.S. federal, state, and local income taxes on its share of taxable income earned through its interest in Holdings LLC assessed at the applicable corporate income tax rates.

Results by Segment

For the Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

We measure the performance of our reportable segments based on total segment revenue and Segment Adjusted EBITDA. Our operating and reportable segments are Tactical Systems and Global Solutions. The following table presents total revenue by segment, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin (in thousands):

	Three Months Ended June 30,		Change
	2026	2025	$	%
Tactical Systems
Segment revenue	$174,220	$72,100	$102,120	141.6%
Segment Adjusted EBITDA	$29,562	$2,939	$26,623	905.9%
Segment Adjusted EBITDA Margin	17.0%	4.1%
Global Solutions
Segment revenue	$27,571	$29,034	$(1,463)	(5.0)%
Segment Adjusted EBITDA	$3,903	$2,153	$1,750	81.3%
Segment Adjusted EBITDA Margin	14.2%	7.4%

For a discussion of Segment Adjusted EBITDA, please refer to Item 1. Financial Statements, Note 14, “Segment Information” of the notes to the condensed consolidated financial statements.

Tactical Systems

Tactical Systems segment revenue increased to $174.2 million from $72.1 million, or by $102.1 million and 141.6%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase is primarily due to $102.1 million of higher revenue from UAS products and support services.

Tactical Systems Adjusted EBITDA increased to $29.6 million from $2.9 million, or by $26.7 million, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase is primarily due to the increase in products revenue and the decrease in research and development expense for UAS products and services discussed above, which is offset by the increase in cost of products revenue and the increase in selling, general and administrative expenses for incentive compensation expense and new employee-related costs discussed above.

Global Solutions

Global Solutions segment revenue decreased to $27.6 million from $29.0 million, or by $1.4 million and 5.0%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease is primarily due to $1.8 million of lower revenue in our Global Solutions segment primarily from aircraft modifications and testing products.

Global Solutions Adjusted EBITDA increased to $3.9 million from $2.2 million, or by $1.7 million, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase is primarily due to decrease in selling, general, and administrative expenses, research and development expenses, and cost of products, which is partially offset by the decrease in revenue primarily from aircraft modifications and testing products.

For the Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

We measure the performance of our reportable segments based on total segment revenue and Segment Adjusted EBITDA. Our operating and reportable segments are Tactical Systems and Global Solutions. The following table presents total revenue by segment, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin (in thousands):

	Six Months Ended June 30,		Change
	2026	2025	$	%
Tactical Systems
Segment revenue	$365,017	$101,551	$263,466	259.4%
Segment Adjusted EBITDA	$68,083	$(6,928)	$75,011	(1082.7)%
Segment Adjusted EBITDA Margin	18.7%	(6.8)%
Global Solutions
Segment revenue	$53,467	$52,841	$626	1.2%
Segment Adjusted EBITDA	$8,104	$50	$8,054	16108.0%
Segment Adjusted EBITDA Margin	15.2%	0.1%

For a discussion of Segment Adjusted EBITDA, please refer to Item 1. Financial Statements, Note 14, “Segment Information” of the notes to the condensed consolidated financial statements.

Tactical Systems

Tactical Systems segment revenue increased to $365.0 million from $101.6 million, or by $263.4 million and 259.4%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase is primarily due to $263.5 million of higher revenue from UAS products and support services.

Tactical Systems Adjusted EBITDA increased to $68.1 million from $(6.9) million, or by $75.0 million, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase is primarily due to the increase in products revenue and the decrease in research and development expense for UAS products and services discussed above, which is offset by the increase in cost of products revenue and the increase in selling, general and administrative expenses for incentive compensation expense and new employee-related costs discussed above.

Global Solutions

Global Solutions segment revenue increased to $53.5 million from $52.8 million, or by $0.7 million and 1.2%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase is primarily due to $2.6 million of higher revenue from aircraft modifications and testing products and services, which is offset by $2.0 million of lower revenue from mission support, intelligence, surveillance, and reconnaissance products and services.

Global Solutions Adjusted EBITDA increased to $8.1 million from $0.1 million, or by $8.0 million, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase is primarily due to higher gross profit from aircraft modification and testing products and services and mission support, intelligence, surveillance, and reconnaissance services and lower research and development expenses.

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

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA as net income (loss) before interest income and expense, income tax expense (benefit), depreciation and amortization expense, other income (expense), changes in the fair value of contingent consideration liabilities and derivative liabilities, noncash stock compensation expense, offering costs related to the IPO or Secondary Offering, asset impairments, business acquisition costs, restructuring costs, and gains or losses on debt extinguishments, as well as certain non-recurring items. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue. We believe that Adjusted EBITDA and Adjusted EBITDA Margin are important metrics for management and investors as they remove the impact of items that we do not believe are indicative of our core operating results or the overall health of our company and allow for consistent comparison of our operating results over time and relative to our peers.

The following table presents a reconciliation of net income to Adjusted EBITDA and Adjusted EBITDA Margin for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$6,694	$(11,830)	$27,692	$(39,152)
Interest expense	3,977	8,378	10,521	15,557
Interest income	(1,106)	(130)	(1,212)	(344)
Provision for income taxes	2,454	42	2,454	82
Depreciation and amortization	5,478	5,498	10,787	10,671
Other (expense) income, net	57	—	(156)	—
Change in contingent consideration	—	1,214	—	2,435
Change in fair value of derivative liability	3,295	—	5,695	—
Noncash stock compensation	1,731	—	1,731	—
IPO-related costs(1)	—	—	1,475	—
Secondary Offering related costs(2)	2,967	—	2,967	—
Business acquisition costs	2,268	—	2,268	—
Other(3)	333	456	333	1,019
Adjusted EBITDA	$28,148	$3,628	$64,555	$(9,732)
Total revenue	$201,791	$101,134	$418,484	$154,392
Net income (loss) margin	3.3%	(11.7)%	6.6%	(25.4)%
Adjusted EBITDA Margin	13.9%	3.6%	15.4%	(6.3)%
(1) Represents non-recurring professional service fees related to the public offering and IPO readiness.
(2) Represents non-recurring professional service fees related to the Secondary Offering.
(3) Other for the three and six months ended June 30, 2026 includes $0.3 million of process improvement costs. Other for the three and six months ended June 30, 2025 primarily includes $0.4 million and $0.9 million, respectively, of legal fees related to the non-recurring Viking legal settlement.

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

On April 20, 2026, we completed our IPO of 18,400,000 shares of our Class A common stock at a price of $20.00 per share, resulting in net cash proceeds of $345.9 million, after deducting underwriting discounts and commissions. In addition, on April 20, 2026, subsidiaries of Holdings LLC refinanced the Prior Credit Facilities and entered into the New Credit Facilities. Holdings LLC used the $100.0 million proceeds from the New Term Loan Facility and the proceeds it received from AEVEX Corp. for the purchase of newly issued Series A units (i) to repay approximately $258.5 million of outstanding borrowings under our Prior Credit Facilities, (ii) to pay $3.3 million of expenses incurred in connection with the refinancing, (iii) to pay $8.3 million of expenses incurred with the IPO and Organizational Transactions and (iv) for general corporate purposes.

After the consummation of the IPO, AEVEX Corp. is a holding company and has no material assets other than its ownership of equity interests in Holdings LLC. AEVEX Corp. will have no independent means of generating revenue or cash flow. Under the terms of the LLC Operating Agreement and the Tax Receivable Agreement (“TRA”), Holdings LLC is obligated to make tax distributions to the LLC Unitholders, including us. To the extent that Holdings LLC has available cash, we intend to cause Holdings LLC to make cash distributions to the LLC Unitholders, including us, in amounts sufficient to (1) fund all or part of their tax obligations in respect of taxable income allocated to them and (2) cover our operating expenses, including payments under the Tax Receivable Agreement.

The actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including the timing of exchanges by ATS Investment Holdings (or certain permitted transferees thereof), the amount of gain recognized by ATS Investment Holdings (or certain permitted transferees thereof), the amount and timing of the taxable income we generate in the future and the federal tax rates then applicable. However, we expect that the payments AEVEX Corp. will be required to make under the TRA will be substantial and could materially affect our liquidity.

As a result of the Organizational Transactions, IPO, and the TRA, during the three months ended June 30, 2026, the Company recognized an initial increase to its deferred tax assets (net of valuation allowance) in the amount of $43.5 million and a corresponding estimated TRA liability of $59.0 million. As a result of the Secondary Offering, during the three months ended June 30, 2026, the Company recognized an additional initial increase to its deferred tax assets (net of valuation allowance) in the amount of $42.5 million and a corresponding increase in the estimated TRA liability of $36.9 million. The deferred tax assets are due to the tax effects of temporary differences in the book basis as compared to the tax basis of AEVEX Corp.’s interest in Holdings LLC., as well as expected future tax deductions as a result of estimated payments under the TRA. As of June 30, 2026, the total estimated amount due under the TRA was $95.9 million, and the Company has not been required to make a payment under the TRA.

If the LLC Unitholders were to exchange all of the LLC Units that they hold as of June 30, 2026, we would recognize an incremental deferred tax asset of approximately $348.9 million and a noncurrent liability of approximately $296.6 million based on the Company’s estimate of the aggregate amount that it will pay under the TRA as a result of such hypothetical exchange, assuming: (i) a price of $20.89 per share of our Class A common stock, which was the closing price of our Class A common stock on June 30, 2026; (ii) a constant blended U.S. federal and state corporate tax rate of 24.1%; (iii) we will have sufficient taxable income to fully utilize the tax benefits; and (iv) no material changes in tax law. The deferred tax asset amount is just the tax savings from the incremental tax basis subject to the TRA and does not include the total partnership deferred adjustment and any indirect effects.

Under the terms of the LLC Operating Agreement and the TRA, Holdings LLC is obligated to make income tax distributions to the LLC Unitholders. During the six months ended June 30, 2026, income tax distributions to the LLC Unitholders were $3.0 million.

There can be no assurance that Holdings LLC and its subsidiaries will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants in debt instruments of Holdings LLC and its subsidiaries, will permit such distributions. Any payments made by us under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to use and, to the extent that we are unable to make payments under the TRA for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us. If AEVEX Corp. does not have sufficient funds to pay taxes, payments under the TRA or other liabilities or to fund its operations, it may have to borrow funds, which could materially adversely affect its liquidity and financial condition and subject it to various restrictions imposed by any such lenders.

In addition to payments required by the TRA, our expected primary uses of cash on a short and long-term basis are for potential acquisitions, including the proposed acquisition of BlackSea Technologies, working capital requirements, capital expenditures, R&D, debt service requirements, and other general corporate purposes. Our primary working capital requirements are for project execution activities including purchases of materials, subcontracted services and payroll, which fluctuate during the year, driven primarily by the timing and extent of activities required on new and existing projects.

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

We believe that our cash and cash equivalents, cash provided by our operations, and amounts available under our New Credit Agreement will be adequate to meet our liquidity requirements for at least the next 12 months, including with respect to the proposed acquisition of BlackSea Technologies. We intend to fund the cash consideration of the Transaction with cash on hand and borrowings under the New Credit Facilities, and closing is not conditioned on financing. We also intend to issue the Company Shares as part of the Closing Merger Consideration.

Our future long-term capital requirements will depend on several factors, including our ability to raise additional capital and, over time, our ability to generate positive cash flows from operations. Accordingly, we may try to raise additional capital, whether in the public or private markets. We intend to use cash and cash equivalents and borrowings under our New Credit Agreement to fund our future activities. To the extent those funds are not sufficient, we may seek to raise additional funds through equity, equity-linked or debt financings. We may enter into agreements or letters of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, which could also require us to seek additional equity financing, incur indebtedness or use cash resources.

The following table summarizes select financial data relevant to our liquidity and capital resources as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$215,238	$27,908
Total debt maturities (including current portion)	100,000	259,135

New Credit Facilities

On April 20, 2026, we entered into the New Credit Agreement that provides for facilities in an aggregate principal amount of $375.0 million, consisting of (i) a senior secured Term Loan Facility with an aggregate principal amount of $100.0 million, (ii) a senior secured Delayed Draw Term Loan Facility with an aggregate principal amount of $75.0 million and (iii) a senior secured Revolving Credit Facility with an aggregate principal amount of $200.0 million, which includes a sublimit for the issuance of letters of credit in an amount up to $40.0 million and a sublimit for swing line loans in an amount up to $30.0 million. As of the closing of the Company’s IPO, the aggregate principal amount borrowed under the New Credit Facilities is $100.0 million from the Term Loan Facility. Borrowings under the New Revolving Credit Facility and the New Delayed Draw Term Loan Facility may vary significantly from time to time depending on our cash needs at any given time. The New Revolving Credit Facility was undrawn at the closing of the IPO and as of June 30, 2026, and the Delayed Draw Term Loan Facility was not borrowed at the closing of the IPO and as of June 30, 2026.

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

The New Credit Facilities mature on April 20, 2031. Borrowings under the New Credit Agreement are available, at the Borrower’s option, as term SOFR loans or base rate loans. Term SOFR loans under the New Credit Agreement accrue interest at a SOFR rate plus an applicable rate of 2.25% to 3.00% (depending on the secured net leverage ratio of the Borrower and its restricted subsidiaries). Base rate loans under the New Credit Agreement accrue interest at a base rate plus an applicable rate of 1.25% to 2.00% (depending on the secured net leverage ratio of the Borrower and its restricted subsidiaries). The Revolving Credit Facility also has a variable commitment fee, which is tied to the secured net leverage ratio of the Borrower and its restricted subsidiaries, which ranges from 0.25% to 0.50% per annum. Unused commitments made under the Delayed Draw Term Loan Facility have a commitment fee that accrues (i) from April 20, 2026, until October 17, 2026, at a rate of 0.00% per annum and (ii) thereafter, at a rate of 0.50% per annum. The commitment period under the Delayed Draw Term Loan Facility ends on the earlier of (i) April 20, 2028 and (ii) the commitments under the Delayed Draw Term Loan Facility being fully drawn or otherwise terminated under the New Credit Agreement.

The Revolving Credit Facility does not amortize. The Term Loan Facility and the Delayed Draw Term Loan Facility (to the extent funded) will amortize in equal quarterly installments, commencing with the last day of September 30, 2026, in aggregate annual amounts according to the following amortization schedule:

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

The Credit Agreement provided for a senior secured term loan facility (the “Term Loan”) in an original aggregate principal amount of $325.0 million. The Credit Agreement also provided for a super priority senior secured revolving credit facility in an aggregate principal amount of $25.0 million (the “Revolving Credit Facility” and, together with the Term Loan, the “Credit Facilities”). The Revolving Credit Facility included a $5.0 million sublimit for the issuance of letters of credit. The borrowings were guaranteed and secured by substantially all our assets and our subsidiaries.

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

Under the LLC Agreement, the Series A preferred units initially accrued a preferred return at a rate of 5.0% per annum through June 4, 2027, compounding annually. The preferred return was added to each holder’s unreturned Series A preferred capital balance. Holders of Series A preferred units had a liquidation and dividend preference over all other unitholders, until receipt of all accrued returns and return of the initial capital.

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

As of March 31, 2026, the Company increased the carrying value of the 115,342 Series A preferred units to $93.9 million, which represents their maximum redemption value ($1,000 per unit, plus the preferred return of $1.7 million since issuance), less the estimated initial fair value of the derivative liability. During the three months ended March 31, 2026, the Company recognized preferred units accretion of $1.4 million as an increase in the carrying value of the Series A preferred units and a decrease in members’ equity. During the three months ended March 31, 2026, the Company recognized a $2.4 million increase in the estimated fair value of the derivative liability in the condensed consolidated statement of operations.

In connection with the Organizational Transactions and the IPO, the 115,342 of Holdings LLC’s Series A preferred units outstanding prior to the Organizational Transactions were, in accordance with their terms, converted into 7,208,876 shares of the Company’s Class A common stock at a conversion price based on 80% of the IPO price. As a result, as of April 16, 2026, the Company increased the carrying value of the 115,342 Series A preferred units to $94.2 million, which represents their maximum redemption value ($1,000 per unit, plus the preferred return of $2.0 million since issuance), less the estimated initial fair value of the derivative liability. During the three and six months ended June 30, 2026, the Company recognized preferred units accretion of $0.3 million and $1.6 million, respectively, as an increase in the carrying value of the Series A preferred units and a decrease in members’ equity. During the three and six months ended June 30, 2026, the Company recognized a $3.3 million and $5.7 million increase, respectively, in the estimated fair value of the derivative liability in the condensed consolidated statement of operations. Upon conversion, the Series A preferred units and the related derivative liability were reclassified to stockholders’ equity.

Cash Flow Activity

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in) operating activities	$8,616	$(27,865)
Net cash used in investing activities	(3,533)	(6,280)
Net cash provided by financing activities	183,142	8,504

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2026 was $8.6 million, compared to net cash used in operating activities of $27.9 million for the six months ended June 30, 2025. The $36.5 million favorable change in cash flow from operations was primarily due to the $73.8 million increase in net income, net of non-cash items, partially offset by the $42.1 million increase in net operating assets during the six months ended June 30, 2026 versus the $4.8 million increase in net operating assets during the six months ended June 30, 2025. The $42.1 million increase in net operating assets during the six months ended June 30, 2026 is primarily due to the timing of our cash payments to fulfill the EUCOM AOR Deep Strike program versus the timing of cash receipts from the customer, combined with an overall increase in revenue during the six months ended June 30, 2026 versus the six months ended June 30, 2025.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026 decreased by $2.8 million to $3.5 million, compared to $6.3 million for the six months ended June 30, 2025. The decrease in net cash used in investing activities was primarily due to a $1.6 million decrease in business acquisition-related payments during the six months ended June 30, 2026 and a $0.9 million decrease in purchases of property and equipment during the six months ended June 30, 2026.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026 was $183.1 million, as compared to net cash provided by financing activities of $8.5 million for the six months ended June 30, 2025. The change in financing cash flows was primarily due to the following activities during the six months ended June 30, 2026: (i) the IPO net proceeds of approximately $345.9 million and (ii) the $98.1 million net proceeds from the new Term Loan Facility, partially offset by (i) the payment of approximately $258.5 million of outstanding borrowings under the Prior Credit Facilities, and (ii) the $12.3 million payments of IPO costs.

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

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in) operating activities	$8,616	$(27,865)
Purchases of property and equipment	(3,268)	(4,203)
Free cash flow	$5,348	$(32,068)

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

Lease Commitments

We lease buildings, warehouses, and office facilities. The remaining lease terms are generally between 0.3 to 4.0 years. These leases are classified as operating leases. Our total remaining undiscounted future minimum lease payments as of June 30, 2026 were $9.9 million, with $3.6 million due in less than one year. See Note 6, “Leases,” in our unaudited condensed consolidated financial statements and related notes thereto included herein and Note 10, “Leases,” in our audited consolidated financial statements and related notes thereto included in the IPO Prospectus for further information related to our lease obligations.

Contractual Commitments

The Company has certain contractual purchase commitments under agreements with remaining terms in excess of one year that are $1.7 million in the aggregate as of June 30, 2026.

Off-Balance Sheet Arrangements

As of June 30, 2026 and December 31, 2025, we had no material off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

The following should be read in conjunction with the critical accounting estimates presented in the IPO Prospectus.
Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When we prepare these consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Some of our accounting policies require that we make subjective judgments, including estimates that involve matters that are inherently uncertain. Our most critical estimates include those related to slow-moving or obsolete inventory, estimated useful lives of long-lived assets, the valuation of acquired intangible assets, goodwill impairment testing, the recognition of revenue over time for certain customer contracts, income taxes, the TRA liability, the number of performance-based restricted stock units that will vest, the valuation of the Series A preferred units embedded derivative liability, and the valuation of the Company’s contingent consideration liability. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

Included below are selected critical accounting estimates that were added or modified during the three months ended June 30, 2026. For further discussion regarding critical accounting estimates, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the years ended December 31, 2025 and 2024 in the IPO Prospectus.

Revenue Recognition

Adjustments to original estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications, including the finalization of undefinitized contract actions, occur. The impact of revisions in estimate of completion and variable consideration for all types of contracts is recognized on a cumulative catch-up basis in the period in which the revisions are made. Changes in variable consideration associated with the finalization of undefinitized contract actions could result in cumulative catch up adjustments to revenue that could be material. During the three and six months ended June 30, 2026 and 2025, changes in accounting estimates on contracts recognized using the over time method are presented below. Amounts representing contract change orders or claims are included in revenue if the order or claim meets the criteria of a contract or contract modification in accordance with ASU 2014-09, Revenue from Contracts with Customers (“ASC 606”).

The table below summarizes the favorable (unfavorable) impact to revenue as a result of changes in the estimated progress towards completion across programs for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$(4,488)	$385	$(2,115)	$231

Stock Compensation

Subsequent to the Organizational Transactions and the IPO, the Company granted performance-based restricted stock units (“PSUs”) to certain employees. PSUs represent the right to receive shares of Class A common stock at specified future dates. The Company accounts for stock compensation in accordance with ASC 718, Compensation — Stock Compensation (“ASC 718”). Stock compensation expense recognition starts on the grant date and occurs using the accelerated attribution method over the implicit or explicit service period when a performance condition is deemed probable of achievement. Expense recorded for performance-based awards is reversed if the performance conditions are no longer deemed probable of achievement or ultimately are not achieved. The PSUs are subject to a service-based vesting condition and performance conditions. The service condition is generally satisfied via continued service through the first quarter of 2029. The performance conditions are consolidated revenue and adjusted EBITDA targets for each of 2026, 2027 and 2028, as determined by the Board of Directors on an annual basis. The number of PSUs eligible to vest range from 50% to 200% of the number of PSUs granted, which is determined by whether the specified minimum, target or maximum revenue or adjusted EBITDA thresholds for each performance year are achieved. Accordingly, the Company is required to estimate the number of PSUs that ultimately will vest, which is inherently uncertain and requires significant judgment. During the three months ended June 30, 2026, the Company granted 805,644 PSUs with a weighted-average grant date fair value of $27.79 per share. One-third of these PSUs will not be granted for accounting purposes (i.e., expense recognition) until the first quarter of 2027 when specified minimum, target and maximum revenue and adjusted EBITDA thresholds for 2027 has been determined by the Board of Directors, and one-third of these PSUs will not be granted for accounting purposes (i.e., expense recognition) until the first quarter of 2028 when specified minimum, target and maximum revenue and adjusted EBITDA thresholds for 2028 has been determined by the Board of Directors. During the three and six months ended June 30, 2026, the Company recognized approximately $0.7 million of stock compensation expense related to the PSUs.

Income Taxes

Following the completion of the Organizational Transactions, the Company became subject to U.S. federal, state, and local income taxes on its share of taxable income earned through its interest in Holdings LLC assessed at the applicable corporate income tax rates. The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”). The Company recognizes for AEVEX Corp. and certain C-corporation operating subsidiaries deferred tax assets and liabilities for the expected future tax consequences of events that have been included in their tax returns or the consolidated financial statements. Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amount and the tax basis of assets and liabilities, along with net operating loss carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized.

The Company evaluates its tax positions for any uncertainties based on the technical merits of the positions taken. The Company recognizes the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be upheld on examination by taxing authorities. The Company has analyzed the tax positions taken and has concluded that, as of June 30, 2026 and December 31, 2025, there were no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability or disclosure in the consolidated financial statements. Management is required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which includes federal and certain state jurisdictions.

Tax Receivable Agreement

In connection with the Organizational Transactions, AEVEX Corp. entered into the Tax Receivable Agreement (“TRA”) with the TRA Rights Holders. The TRA provides for the payment by AEVEX Corp. to such pre-IPO owners of 85% of certain specified U.S. federal, state and local income tax benefits, if any, that the Company actually realizes. We will retain the benefit of the remaining 15% of these net cash savings. The Company accounts for the initial recognition of the estimated income tax effects resulting from the purchase or exchange of LLC Units via an increase in deferred income tax assets (net of any required valuation allowance), based on enacted tax rates at the date of the purchase or exchange, along with the corresponding increase in the estimated TRA liability, as a change in stockholders’ equity. Subsequently, the Company accounts for changes in the estimated amounts payable under the TRA in accordance with ASC Topic 450, Contingencies (“ASC 450”). As such, subsequent changes in the measurement of the estimated TRA liability between reporting periods are recognized as an adjustment to income tax expense in the consolidated statements of operations.

Changes in the estimated TRA liability may occur based on changes in expected future taxable income, changes in applicable tax rates or other changes in tax attributes that may occur and impact the expected future tax benefits to be realized by the Company. Estimating future taxable income is a key input in calculating the TRA liability, and is inherently uncertain and requires significant judgment.

As of June 30, 2026, our estimated TRA liability balance was approximately $95.9 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations within the United States and as such we are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and credit risk. Information related to quantitative and qualitative disclosure about this market risk is set forth below.

Interest Rate Risk

We are exposed to market risk for changes in interest rates applicable to our cash and cash equivalents and debt. We had cash and cash equivalents totaling $215.2 million and $27.9 million as of June 30, 2026 and December 31, 2025, respectively. Our cash and cash equivalents were primarily invested in interest bearing demand deposit accounts. Our primary exposure to interest rate risk results from outstanding borrowings under our credit agreements. We estimate that a 100-basis point increase in interest rates for the three and six months ended June 30, 2026 would have resulted in approximately a $0.3 million and $1.0 million, respectively, increase in interest expense.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026, the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective, due to the material weaknesses in our internal control over financial reporting described below.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

As previously reported, we identified material weaknesses in our internal control over financial reporting. We did not design and maintain an effective control environment, as we lacked a sufficient complement of personnel with an appropriate level of internal controls and accounting knowledge, training and experience commensurate with our financial reporting requirements. The limited personnel resulted in our inability to consistently establish appropriate authorities and responsibilities to support our financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in our finance and accounting functions. Further, due to rapid business growth, the design and implementation of controls have not been sufficient to respond to changes to the risks of material misstatement to financial reporting. These material weaknesses contributed to the following additional material weaknesses: We did not design and maintain formal accounting policies, procedures, and controls to achieve complete, accurate, and timely financial accounting, reporting and disclosures, including controls over the preparation and review of account reconciliations and journal entries, and control activities related to all significant accounts and disclosures. These material weaknesses resulted in audit adjustments to substantially all account balances in the Company’s consolidated financial statements as of and for the years ended December 31, 2025 and 2024, certain of which were material. In addition, these material weaknesses resulted in immaterial errors related to inventories, prepaid expenses, cost of revenue, and selling, general and administrative expenses as of and for the year ended December 31, 2025, immaterial errors related to revenue, cost of revenue, contract assets, and accrued expenses as of and for the year ended December 31, 2025 and for the three months ended March 31, 2026, and immaterial errors related to segment reporting disclosures for each of the interim and annual periods ended December 31, 2025 and for the interim period ended March 31, 2026.

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

The material weaknesses will not be considered remediated until management completes the design and implementation of the measures described above, the controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Information regarding our risk factors is disclosed under the section entitled “Risk Factors” in our prospectus filed with the Securities and Exchange Commission under Rule 424(b) on June 5, 2026, with such risk factors incorporated herein by reference. Please refer to that section for disclosures regarding the risks and uncertainties related to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 16, 2026, in connection with the IPO, the Company issued (i) 25,135,300 shares of its Class A common stock to ATS PubCo Holdings, L.P. and 63,297,524 shares of its Class B common stock to ATS Investment Holdings, LLC, in each case in exchange for economic interests in Holdings LLC outstanding immediately prior to the IPO, and in the case of the Class B common stock, nominal consideration, and (ii) 7,208,876 shares of its Class A common stock to the holders of Holdings LLC Series A preferred units upon the automatic conversion of such units. Each of the foregoing issuance of shares of common stock were not registered under the Securities Act because the shares were offered and sold in a transaction exempt from registration under Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

.0
3.Not applicable.

ITEM 5. OTHER INFORMATION

Director Departure

On August 11, 2026, Matthew Norton notified the Board of Directors (the “Board”) of the Company of his decision to resign from the Board, effective immediately. Mr. Norton’s resignation was not the result of a disagreement with the Company on any matter relating to the Company’s operations, policies or practices. In connection with Mr. Norton’s departure, the Board reduced its size from seven to six directors.

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
4.1
Registration Rights Agreement, dated as of April 20, 2026, by and among the Company and the stockholders party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 20, 2026)

10.1
Director Designation Agreement, dated as of April 20, 2026, by and among the Company and the stockholders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 20, 2026)

10.2
Third Amended and Restated Limited Liability Company Agreement of Athena Technology Solutions Holdings, LLC, dated as of April 17, 2026, by and among the Company and the other signatories party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 20, 2026)

10.3
Tax Receivable Agreement, dated as of April 16, 2026, by and among the Company and the TRA Parties (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on April 20, 2026)

10.4
Exchange Agreement, dated as of April 16, 2026, by and among the Company and other signatories party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on April 20, 2026)

10.5
Form of Indemnification Agreement between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed with the Commission on March 23, 2026)

10.6	AEVEX Corp. 2026 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on April 20, 2026)
10.7
Credit Agreement, dated as of April 20, 2026, by and among AEVEX Holdings, LLC, Athena Technology Solutions Purchaser, LLC, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent, collateral agent, an issuing bank and a swing line lender. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 24, 2026)

10.8	Non-Employee Director Compensation Policy
10.9	Form of Non-Employee Restricted Stock Unit Grant
10.10	Form of Employee Restricted Stock Unit Grant
10.11	Form of Performance Restricted Stock Unit Grant
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

**	Exhibit is furnished and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEVEX Corp.

Date: August 12, 2026	By:	/s/ Roger Wells
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 12, 2026	By:	/s/ Todd Booth
Chief Financial Officer
(Principal Financial and Accounting Officer)