Form 10-Q
period 2026-09-30
AEVEX Corp.
filed 2026-11-12
CIK 2096300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-43238
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
N/A
(Former name, former address and former fiscal year, if changed since last report)

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

As of November 12, 2026, the registrant had 69,197,606 shares of Class A common stock, $0.0001 par value per share outstanding and 57,571,367 shares of Class B common stock, $0.0001 par value per share outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of AEVEX Corp. contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to the acquisition (the “Transaction”) of Maritime Applied Physics Corporation (“BlackSea”) and its integration and financial impact, BlackSea’s revenue and growth expectations, earnout targets related to the acquisition, our backlog, our total addressable market opportunity, our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, capital allocation priorities, growth or initiatives or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially and adversely from those set forth in, or implied by, such forward-looking statements. These risks and uncertainties include, but are not limited to:

•the effect of the Transaction and the public announcement of the Transaction on BlackSea’s operations and its relationships with its suppliers, business partners, management and employees, including its ability to attract and retain key personnel;
•the Company’s ability to successfully integrate BlackSea and execute on the continued development of its programs following the closing of the Transaction;
•the Company’s failure to meet its financial outlook and other goals and expectations, including with respect to BlackSea;
•the effect of media reports and rumors on our reputation and the price of the Company’s Class A common stock;
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

i

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

•“New Credit Agreement” means the credit agreement, dated as of April 20, 2026, by and among AEVEX Holdings, LLC (the “Borrower”), an operating company of the Company, Athena Technology Solutions Purchaser, LLC, the lenders from time to time party thereto and Bank of America, N.A., as the administrative agent, collateral agent, an issuing bank and a swing line lender.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AEVEX CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and unit data)

	September 30, 2026	December 31, 2025
Assets
Current Assets:
Cash and cash equivalents	$78,643	$27,908
Accounts receivable, net	124,695	55,215
Contract assets	98,119	79,680
Inventories	20,610	4,134
Prepaid expenses and other current assets	35,301	23,479
Total current assets	357,368	190,416
Goodwill	600,144	292,328
Customer relationships and contracts, net	173,438	110,250
Other intangible assets, net	46,161	1,864
Property, plant and equipment, net	52,842	19,586
Operating lease right-of-use assets	22,215	7,697
Deferred income tax assets	26,959	—
Other assets	5,842	478
Asset held for sale	—	4,376
Total assets	$1,284,969	$626,995

Liabilities, Mezzanine Equity and (Deficit) Equity
Current Liabilities:
Accounts payable	$41,894	$23,700
Accrued expenses and other current liabilities	37,152	21,760
Deferred revenue	46,780	10,942
Current portion of long-term debt	4,375	2,720
Operating lease liabilities	5,654	3,426
Total current liabilities	135,855	62,548
Long-term debt, net of current portion	168,122	255,780
TRA liability	85,142	—
Operating lease liabilities, net of current portion	17,657	4,700
Series A preferred units derivative liability	—	19,999
Other liabilities	30	—
Total liabilities	406,806	343,027

Commitments and contingencies (Note 9)

Mezzanine Equity:
Series A preferred units, no par value, 120,000 units authorized, 100,000 units issued and outstanding as of December 31, 2025	—	80,371
Redeemable noncontrolling interests	871,630	—

Stockholders'/Members' Equity:
Class A units, no par value; 88,532,824 units authorized, 88,532,824 units issued and outstanding as of December 31, 2025	—	199,016
Class A common stock, $0.0001 par value per share; 1,000,000,000 shares authorized, 69,197,606 shares issued and outstanding as of September 30, 2026	7	—
Class B common stock, $0.0001 par value per share; 200,000,000 shares authorized, 57,571,367 shares issued and outstanding as of September 30, 2026	5	—
Additional paid-in capital	160,962	—
Retained (deficit) earnings	(154,441)	—
Total stockholders'/members’ equity	6,533	199,016
Noncontrolling interest	—	4,581
Total equity	6,533	203,597
Total liabilities, mezzanine equity, and equity	$1,284,969	$626,995
See accompanying notes to the unaudited condensed consolidated financial statements.

AEVEX CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Products	$148,107	$92,973	$508,619	$190,296
Services	41,590	28,262	99,562	85,331
Total revenue	189,697	121,235	608,181	275,627
Cost of revenue:
Products	103,566	68,509	374,043	151,384
Services	31,454	22,404	75,320	72,483
Total cost of revenue	135,020	90,913	449,363	223,867
Gross profit	54,677	30,322	158,818	51,760
Operating expenses:
Selling, general, and administrative	29,314	8,261	71,195	26,232
Research and development	7,205	6,351	16,181	23,035
Amortization of intangible assets	5,254	4,188	13,544	12,393
Change in contingent consideration	—	—	—	2,435
Total operating expenses	41,773	18,800	100,920	64,095
Income (loss) from operations	12,904	11,522	57,898	(12,335)
Other income (expense), net:
Interest expense	(2,659)	(8,573)	(13,180)	(24,130)
Interest income	1,603	142	2,815	486
Change in fair value of derivative liability	—	—	(5,695)	—
Other income, net	13,113	6,840	13,269	6,840
Total other income (expense), net	12,057	(1,591)	(2,791)	(16,804)
Income (loss) before income taxes	24,961	9,931	55,107	(29,139)
Provision for income taxes	41,722	40	44,176	122
Net (loss) income	(16,761)	9,891	10,931	(29,261)
Net income attributable to noncontrolling interest	76	2	224	23
Net income attributable to redeemable noncontrolling interests	7,021	—	11,311	$—
Net (loss) income attributable to AEVEX Corp.	$(23,858)	$9,889	$(604)	$(29,284)

Loss per share of Class A common stock:
Basic(1)	$(0.40)	$—	$(0.41)	$—
Diluted(1)	$(0.40)	$—	$(0.41)	$—

Weighted average shares of Class A common stock outstanding:
Basic(1)	59,652,151	—	56,577,349	—
Diluted(1)	59,652,151	—	56,577,349	—

(1) Represents net loss per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the period following the Organizational Transactions. Earnings (loss) per share is presented for the period after the Organizational Transactions, April 17, 2026 to September 30, 2026. All earnings and losses prior to the Organizational Transactions were entirely allocable to the redeemable noncontrolling interests. Refer to Note 14, Earnings per Share, in the accompanying notes for additional details.

See accompanying notes to the unaudited condensed consolidated financial statements.

AEVEX CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS (UNAUDITED)
(In thousands, except share and unit data)

	Redeemable Noncontrolling Interests	Members' Equity Class A Units		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Noncontrolling Interest	Total Equity
		Units	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2025	$—	88,532,824	$199,016	—	$—	—	$—	$—	$—	$4,581	$203,597
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(75)	(75)
Accretion of Series A preferred units	—	—	(1,362)	—	—	—	—	—	—	—	(1,362)
Repurchase of Class A units	—	(100,000)	(1,048)	—	—	—	—	—	—	—	(1,048)
Stock compensation expense	—	—	39	—	—	—	—	—	—	—	39
Net income	—	—	20,926	—	—	—	—	—	—	72	20,998
Balances at March 31, 2026	—	88,432,824	217,571	—	—	—	—	—	—	4,578	222,149
Activity prior to Organizational and IPO transactions:
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(75)	(75)
Distributions to members	—	—	(3,000)	—	—	—	—	—	—	—	(3,000)
Accretion of Series A preferred units	—	—	(254)	—	—	—	—	—	—	—	(254)
Stock compensation expense	—	—	7	—	—	—	—	—	—	—	7
Net income	—	—	1,726	—	—	—	—	—	—	14	1,740
Effects of Organizational Transactions	188,184	(88,432,824)	(216,050)	32,344,176	3	63,297,524	6	136,371	—	—	(79,670)
Effects of IPO, net of underwriting discounts, commissions and deferred offering costs	184,348	—	—	18,400,000	2	—	—	147,786	—	—	147,788
Activity subsequent to Organizational and IPO transactions:
Stock compensation expense	949	—	—	—	—	—	—	814	—	—	814
Net income	4,290	—	—	—	—	—	—	—	602	62	664
Effects of the Secondary Offering	(34,317)	—	—	5,726,157	1	(5,726,157)	(1)	39,917	—	—	39,917
Remeasurement of redeemable noncontrolling interests to redemption value	859,212	—	—	—	—	—	—	(324,888)	(534,324)	—	(859,212)
Balances at June 30, 2026	1,202,666	—	—	56,470,333	6	57,571,367	5	—	(533,722)	4,579	(529,132)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(75)	(75)
IPO deferred offering costs	(136)	—	—	—	—	—	—	(164)	—	—	(164)
Equity issued in business combination	98,896	—	—	12,727,273	1	—	—	118,866	—	—	118,867
Effects of business combination	(35,225)	—	—	—	—	—	—	40,633	—	—	40,633
Stock compensation expense	1,547	—	—	—	—	—	—	1,627	—	—	1,627
Net income (loss)	7,021	—	—	—	—	—	—	—	(23,858)	76	(23,782)
VIE deconsolidation (Note 8)	—	—	—	—	—	—	—	—	—	(4,580)	(4,580)
Remeasurement of redeemable noncontrolling interests to redemption value	(403,139)	—	—	—	—	—	—	—	403,139	—	403,139
Balances at September 30, 2026	$871,630	—	$—	69,197,606	$7	57,571,367	$5	$160,962	$(154,441)	$—	$6,533

See accompanying notes to the unaudited condensed consolidated financial statements.

AEVEX CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS (UNAUDITED) (Continued)
(In thousands, except share and unit data)

	Redeemable Noncontrolling Interests	Members' Equity Class A Units		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Noncontrolling Interest	Total Equity
		Units	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2024	$—	80,745,873	$159,529	—	$—	—	—	$—	$—	$4,745	$164,274
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(68)	(68)
Stock compensation expense	—	—	44	—	—	—	—	—	—	—	44
Net (loss) income	—	—	(27,329)	—	—	—	—	—	—	7	(27,322)
Balances at March 31, 2025	—	80,745,873	132,244	—	—	—	—	—	—	4,684	136,928
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(67)	(67)
Stock compensation expense	—	—	44	—	—	—	—	—	—	—	44
Issuance of equity in settlement of contingent consideration payment	—	7,786,951	61,650	—	—	—	—	—	—	—	61,650
Net (loss) income	—	—	(11,844)	—	—	—	—	—	—	14	(11,830)
Balances at June 30, 2025	—	88,532,824	182,094	—	—	—	—	—	—	4,631	186,725
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(68)	(68)
Stock compensation expense	—	—	43	—	—	—	—	—	—	—	43
Net income	—	—	9,889	—	—	—	—	—	—	2	9,891
Balances at September 30, 2025	$—	88,532,824	$192,026	—	$—	—	$—	$—	$—	$4,565	$196,591

See accompanying notes to the unaudited condensed consolidated financial statements.

AEVEX CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net income (loss)	$10,931	$(29,261)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17,886	16,027
Amortization of debt issuance costs	498	893
Noncash stock compensation expense	4,983	131
Change in contingent consideration	—	2,435
Deferred income taxes	44,176	100
Change in TRA liability	(10,790)	—
Noncash operating lease expense	2,827	2,313
Provision for inventory obsolescence	85	1,206
Change in fair value of derivative liability	5,695	—
Loss on debt extinguishment	919	—
Loss on sale of equipment	9	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(62,779)	(48,382)
Contract assets	(3,431)	9,074
Inventories	(11,908)	6,311
Prepaid expenses and other current assets	(2,371)	(11,215)
Other assets	(429)	341
Accounts payable	11,569	7,972
Accrued expenses and other current liabilities	14,085	27,504
Deferred revenue	21,298	2,800
Operating lease liabilities	(2,480)	(2,309)
Net cash provided by (used in) operating activities	40,773	(14,060)
Investing activities
Acquisition of long-lived assets	—	(988)
Business acquisition, net of cash acquired	(240,313)	(2,077)
VIE deconsolidation (Note 8)	(205)	—
Proceeds from sale of property, plant and equipment	235	—
Purchases of property, plant and equipment	(6,187)	(6,252)
Net cash used in investing activities	(246,470)	(9,317)
Financing activities
Proceeds from Series A preferred units, net of issuance costs	15,317	—
Repurchase of Class A units	(1,048)	—
Distributions to members	(3,000)	—
Distributions to noncontrolling interest	(225)	(203)
Proceeds from issuance of Class B common stock	1,000	—
Proceeds from notes payable	173,120	—
Payments of debt issuance costs	(1,597)	(311)
Repayment of notes payable	(260,229)	(2,040)
Payment of debt extinguishment costs	(176)	—
Proceeds from IPO, net of underwriting discounts and commissions	345,920	—
Payments of offering costs	(12,253)	—
Proceeds from secondary offering, net of underwriting discounts and commissions	148,809	—
Purchase of Series B units	(148,809)	—
Proceeds from revolving credit facility	60,000	10,000
Repayment of revolving credit facility	(60,000)	—
Net cash provided by financing activities	256,829	7,446
Net increase (decrease) in cash, cash equivalents and restricted cash	51,132	(15,931)

AEVEX CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
(In thousands)

Cash, cash equivalents and restricted cash:
Beginning of period	27,908	45,603
End of period(1)	$79,040	$29,672

Supplemental disclosures of cash flow information:
Cash paid for interest	$11,763	$23,025
Cash paid (refunded) for income taxes	1,385	(83)

Supplemental disclosures of noncash financing and investing activities:
Purchase of property, plant and equipment in accounts payable	$52	$78
Series A preferred units accretion	1,616	—
Deferred offering costs in accrued expenses	700	—
Equity issued in business combination	217,763	—
Equity issued in settlement of contingent consideration	—	61,650
Right-of-use assets obtained in exchange for new lease liabilities	9,278	915
Transfer of fixed assets to inventory	—	4,878
(1)     As of September 30, 2026, other assets included $0.4 million of restricted cash related to a standby letter of credit as security for a customer contract.

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

These condensed consolidated financial statements should be read in conjunction with Holdings LLC’s audited consolidated financial statements and notes thereto, as of and for the years ended December 31, 2025 and 2024, and the Company’s audited balance sheet and notes thereto as of December 31, 2025 included in the prospectus dated April 16, 2026, as filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”). In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position, results of operations, and cash flows for the periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year. The condensed consolidated balance sheet as of December 31, 2025 was derived from Holdings LLC’s audited annual consolidated financial statements but does not contain all of the accompanying disclosures from the annual financial statements.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Included below are selected significant accounting policies, including those that were added or modified during the three and nine months ended September 30, 2026 as a result of new transactions entered into or the adoption of new accounting policies. Refer to Note 2, Summary of Significant Accounting Policies, to Holdings LLC’s audited consolidated financial statements as of and for the years ended December 31, 2025 and 2024 for the remainder of the Company’s significant accounting policies.

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

The Company evaluates its tax positions for any uncertainties based on the technical merits of the positions taken. The Company recognizes the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be upheld on examination by taxing authorities. The Company has analyzed the tax positions taken and has concluded that, as of September 30, 2026 and December 31, 2025, there were no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability or disclosure in the consolidated financial statements. Management is required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which include federal and certain state jurisdictions.

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

The Company accounts for the initial recognition of the estimated income tax effects resulting from the purchase or exchange of LLC Units via an increase in deferred income tax assets (net of any required valuation allowance), based on enacted tax rates at the date of the purchase or exchange, along with the corresponding increase in the estimated TRA liability, as a change in stockholders’ equity. Subsequently, the Company accounts for changes in the estimated amounts payable under the TRA in accordance with ASC Topic 450, Contingencies (“ASC 450”). As such, subsequent changes in the measurement of the estimated TRA liability between reporting periods are recognized as an adjustment to other income, net in the consolidated statements of operations.

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

Redeemable Noncontrolling Interests

The Company consolidates Holdings LLC and has recorded redeemable noncontrolling interests in a consolidated entity in its consolidated financial statements for the economic interest in Holdings LLC held by ATS Investment Holdings. The Series B units owned by ATS Investment Holdings are considered redeemable noncontrolling interests and are presented in mezzanine equity in the condensed consolidated balance sheet as of September 30, 2026 in accordance with ASC paragraph 480-10-S99-3A (Distinguishing Liabilities from Equity Topic) because they are redeemable upon the occurrence of an event that is not solely within the Company’s control. Since the holder of the redeemable noncontrolling interests and its affiliates control the Company’s Board of Directors, and since its exchange rights may be settled in cash at the Company’s election, the cash redemption is effectively in the control of the holders of the redeemable noncontrolling interests.

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

Earnings (loss) per share is presented for the period after the Organizational Transactions, April 17, 2026 to September 30, 2026. Prior to the Organizational Transactions, Holdings LLC’s ownership structure was comprised of Class A units. The Organizational Transactions were akin to the repurchase of equity interests through the issuance of new equity interests, and AEVEX Corp.’s current capital structure is not reflective of the capital structure of Holdings LLC prior to the Organizational Transactions. Further, all earnings and losses prior to the Organizational Transactions were entirely allocable to the redeemable noncontrolling interests. Therefore, earnings (loss) per share has not been presented for the periods prior to the Organizational Transactions.

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

The Company’s consolidated financial instruments include cash, accounts receivable, accounts payable, and certain accrued expenses and other current liabilities. The fair value of accounts receivable, accounts payable, and accrued expenses and other current liabilities approximate their carrying value because of their short-term nature. The estimated fair value of the Term Loans (discussed in Note 6, Debt) is classified in Level 2 of the fair value hierarchy and approximates their carrying value as interest incurred is variable based on market rates.

Contingent Consideration Liability

As further discussed in Note 4, Acquisition, the Company is party to a contingent consideration arrangement that represents an obligation with a fixed monetary value known at inception that, if earned, will be settled with a variable number of shares of Class A common stock (and potentially a certain amount of cash). The liability for this obligation was recorded at its estimated fair value using third-party valuations i) as purchase consideration as of the closing date of the business combination, and ii) at each subsequent reporting date with changes in fair value recognized in earnings. The estimated fair value of the liability was measured using a Monte Carlo simulation and Level 3 inputs, which resulted in the contingent consideration liability being considered a Level 3 financial instrument. The significant unobservable inputs included: the estimated future revenue and profit of the subject customer contracts, expected volatility, and the estimated discount rate. The estimated fair value of the contingent consideration liability was immaterial as of the acquisition closing date and as of September 30, 2026.

Series A Preferred Units

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

During the six months ended June 30, 2026, the derivative liability was adjusted and derecognized as follows (in thousands):

Derivative Liability
Balance at December 31, 2025	$19,999
Issuance of Series A preferred units	3,142
Change in fair value of derivative liability	2,400
Balance at March 31, 2026	25,541
Change in fair value of derivative liability	3,295
Derecognition	(28,836)
Balance at June 30, 2026	$—

Concentrations

Significant customers are those which represent more than 10 percent of the Company’s total revenue or gross accounts receivable balance. Revenue from the U.S. Government and agencies of the U.S. Government, when they are direct customers of the Company, represented 83% and 78% of total revenue for the three months ended September 30, 2026 and 2025, respectively, and 85% and 74% of total revenue for the nine months ended September 30, 2026 and 2025, respectively. Revenue from the U.S. Government and agencies of the U.S. Government is included in the Company’s Airborne Systems, Maritime Systems, and Global Solutions segments. See Note 15, Segment Information, for information relating to the Company’s reevaluation of its segments in connection with the BlackSea acquisition. Accounts receivable from customer A represented 80% and 67% of consolidated accounts receivable as of September 30, 2026 and December 31, 2025, respectively.

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

New Accounting Pronouncements - Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement (Topic 220): Disaggregation of Income Statement Expenses, which requires additional disclosures of certain amounts included in the expense captions presented on the consolidated statements of operations as well as disclosures about selling expenses. The ASU is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impacts of adopting this guidance on its consolidated financial statement disclosures.

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

The table below summarizes the favorable (unfavorable) impact of changes in the estimated progress towards completion across programs for the three and nine months ended September 30, 2026 and 2025 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$(5,106)	$(654)	$(7,221)	$(423)
Net loss attributable to AEVEX Corp.(1)	(1,969)	—	(3,266)	—
Basic net loss per Class A share(1)	(0.03)	—	(0.06)	—
Diluted net loss per Class A share(1)	(0.03)	—	(0.06)	—
(1) Represents net loss per share of Class A common stock and weighted average shares of Class A common stock outstanding for the period following the Organizational Transactions. Earnings (loss) per share is presented for the period after the Organizational Transactions, April 17, 2026 to September 30, 2026. All earnings and losses prior to the Organizational Transactions were entirely allocable to the redeemable noncontrolling interests. Refer to Note 14, Earnings per Share, for additional details.

When estimates of total costs to be incurred on a contract exceed total estimates of the transaction price, a provision for the entire loss is determined at the contract level and is recorded in the period in which the loss is evident, which the Company refers to as a loss contract reserve. As of September 30, 2026 and December 31, 2025, the loss contract reserve balance was approximately $0.1 million, which are included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

Accounts Receivable

During the three and nine months ended September 30, 2026 and 2025, the Company did not recognize any credit loss expense, and no receivables were written off.

Accounts receivable consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Billed accounts receivable	$62,633	$17,911
Unbilled accounts receivable	62,062	37,304
Less: allowance for credit losses	—	—
Total accounts receivable, net	$124,695	$55,215

Contract Assets and Liabilities

Changes in contract assets and contract liabilities were primarily due to the timing of payments from customers and the Company satisfying performance obligations during the normal course of business. Revenue recognized during the three and nine months ended September 30, 2026 that was included in deferred revenue as of December 31, 2025 was $0.5 million and $4.0 million, respectively. Revenue recognized during the three and nine months ended September 30, 2025 that was included in deferred revenue as of December 31, 2024 was $0.1 million and $1.9 million, respectively.

Disaggregation of Revenue

The following table presents the disaggregation of revenue from contracts with customers by customer location for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$186,260	$120,279	$600,143	$269,214
Other foreign countries	3,437	956	8,038	6,413
Total revenue	$189,697	$121,235	$608,181	$275,627
Please refer to the condensed consolidated statements of operations for the disaggregation of revenue by products versus services and to Note 15, Segment Information, for disaggregation of revenue by reportable segment.

Performance Obligations

As of September 30, 2026, the Company had $444.3 million of remaining performance obligations. The Company expects to recognize approximately 91.2% of the remaining performance obligations as revenue during the next 12 months and 8.8% thereafter.

NOTE 4.    ACQUISITION

BlackSea

Business combinations are accounted for using the acquisition method as required by ASC Topic 805, Business Combinations. Goodwill is measured as the excess of the acquisition-date fair value of consideration transferred over the fair value of the identifiable assets acquired and the liabilities assumed. Goodwill is attributed to management’s assessment of projected increases in overall revenues derived from the synergy of the combined service offerings, increased market penetration from the acquired customer base, and certain economies of scale. The consolidated financial statements include the results of operations and cash flows of companies acquired in business combinations from the acquisition date.

On September 8, 2026, the Company acquired 100% of the equity interests of Black Sea Holdco, Inc., and indirectly of Maritime Applied Physics Corporation (together, “BlackSea”), one of the largest providers of unmanned surface and subsea vessels in the U.S. defense market. The BlackSea acquisition was accounted for as a business combination in accordance with ASC Topic 805.

The fair value of the consideration transferred to the seller for the acquisition at closing included $279.3 million of cash (excluding acquired cash and cash equivalents of $39.4 million), 12,727,273 shares of the Company’s Class A common stock with an acquisition date fair value of $217.8 million, and immaterial contingent consideration. The acquisition is subject to a post-closing purchase price adjustment of up to $5.0 million, which is currently held in escrow, based on BlackSea’s closing net working capital, cash, indebtedness and transaction expenses. As of September 30, 2026, the Company has recorded a preliminary estimated post-closing purchase price adjustment of $5.0 million as an increase to other current assets and a decrease to goodwill. The Company financed the cash portion of the purchase consideration with cash on hand and the $75.0 million borrowing from its senior secured Delayed Draw Term Loan Facility.

The Seller may earn additional, contingent consideration of $50.0 million if, during the period from the closing date through December 31, 2027, (i) the 30-trading-day volume weighted average price of the Company’s Class A common stock equals or exceeds $28.00 per share during any 30 consecutive trading days in that period and (ii) BlackSea generates either (a) at least $24.8 million of revenue and $8.9 million of gross profit from specified autonomous vessel U.S. government contracts, or (b) at least $26.6 million of revenue and $9.6 million of gross profit from specified autonomous vessel U.S. government contracts. If earned, the $50.0 million will be paid in a variable number of shares (not to exceed 10,062,727 shares) of the Company’s Class A common stock based on the 30-trading-day volume weighted average price as of December 31, 2027.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of the acquisition (in thousands):

BlackSea
Cash and cash equivalents	$39,449
Accounts receivable, net	6,701
Contract assets	15,008
Inventories	4,653
Prepaid expenses and other current assets	13,293
Operating lease right-of-use assets	8,067
Intangible assets, trade name	800
Intangible assets, technology	43,100
Intangible assets, customer contracts	76,300
Intangible assets, non-compete agreements	1,200
Property, plant and equipment	31,485
Other assets	3,077
Total identifiable assets	243,133
Accounts payable	6,606
Accrued expenses	4,163
Deferred revenue	14,540
Operating lease liabilities	1,930
Deferred tax liabilities	20,198
Operating lease liabilities, net of current portion	6,457
Total liabilities	53,894
Total identifiable net assets	189,239
Goodwill	307,816
Total fair value of consideration transferred	$497,055

Assets acquired and liabilities assumed were recognized at their estimated fair values as of September 8, 2026. The estimated fair value of the identified intangible assets was determined by the Company as of the closing date. The trade name and developed technology were valued using the relief-from-royalty method under the income approach. Under this method, the value that the owner of the asset receives from not having to pay a royalty fee is estimated, as the owner is relieved from paying such fees since it owns the intangible asset. Significant assumptions included estimated future revenues, royalty rates, income tax rates, discount rates, and economic useful lives. The fair value of customer contracts was estimated using the multi-period excess earnings method, an income approach, which converts projected revenues and costs into cash flows. Significant assumptions used in the discounted cash flow analysis for customer contracts were the revenue growth rate, earnings before interest, taxes, depreciation, and amortization (“EBITDA”), contributory asset charge, income tax rates and the discount rate. The fair value of non-compete agreements was estimated using the with-or-without method, an income approach. Significant assumptions included projected future cash flows, discount rate, and estimated probability of competition in the absence of the non-compete agreement. The fair value of the developed technology, customer contracts, trade name and non-compete intangible assets were determined to be $43.1 million, $76.3 million, $0.8 million and $1.2 million, respectively, and are being amortized over estimated useful lives of 7.0 years, 5.0 years, 0.5 years and 3.0 years, respectively. The goodwill recognized in the BlackSea acquisition is attributable to the differences between the estimated fair value of the consideration transferred and the estimated fair value of the assets acquired, and liabilities assumed, which includes the assembled workforce of BlackSea, opportunities to generate business from future customers, and expected future growth and market development.

The estimated fair values of the acquired assets and assumed liabilities are subject to refinement as additional information relative to closing date fair values becomes available. Any subsequent adjustments to the fair values of acquired assets and liabilities assumed, identifiable intangible assets, or other purchase accounting adjustments will result in adjustments to goodwill for up to 12 months following the closing date of the acquisition. Goodwill recognized is substantially all non-deductible for income tax purposes.

Acquisition costs incurred were $7.4 million and $9.7 million for the three and nine months ended September 30, 2026, respectively. Acquisition costs were expensed as incurred and are included in selling, general and administrative expenses in the consolidated statements of operations.

The results of operations of BlackSea have been included in the consolidated financial statements of the Company from September 8, 2026, the closing date of the acquisition. For the three and nine months ended September 30, 2026, the Company’s consolidated results of operations included $13.0 million of BlackSea revenue. BlackSea results of operations and goodwill are reported within the Company’s new Maritime Systems segment.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information summarizes the combined results of the Company and BlackSea as if the acquisition had occurred on January 1, 2025. The pro forma results have been prepared for comparative purposes only, and do not necessarily represent what the results of operations would have been had the acquisition been completed on January 1, 2025. In addition, these pro forma results are not intended to be a projection of future operating results and do not reflect synergies that might be achieved. The unaudited pro forma financial information includes adjustments for the pro forma impact of the allocation of the purchase price recognized in connection with the acquisition (as summarized above). These adjustments primarily relate to the impact of incremental amortization expense attributable to the acquired intangible assets, incremental interest expense attributable to acquisition debt financing, acquisition costs and income taxes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Pro forma total revenue	$219,240	$166,827	$692,847	$429,369
Pro forma net (loss) income	(13,768)	18,441	17,335	(19,822)

Contingent Consideration

The estimated fair value of the contingent consideration liability was immaterial as of the acquisition closing date and as of September 30, 2026.

NOTE 5.    INVENTORIES
Inventories consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Parts and raw materials	$4,919	$2,224
Work in progress	15,691	1,910
Total inventories	$20,610	$4,134

NOTE 6.    DEBT
The Company had the following debt outstanding as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Term Loans	$173,906	$259,135
Revolving Credit Facility	—	—
Less: unamortized debt issuance costs	(1,409)	(635)
Total debt	172,497	258,500
Less: current portion of long-term debt	(4,375)	(2,720)
Total long-term debt, net of current portion	$168,122	$255,780

New Credit Facilities

On April 20, 2026, subsidiaries of the Company refinanced the Prior Credit Facilities and entered into the New Credit Facilities with the lenders and Bank of America, N.A., as the administrative agent, collateral agent, an issuing bank and a swing line lender. The New Credit Agreement provides for facilities in an aggregate principal amount of $375.0 million, consisting of (i) a senior secured Term Loan Facility with an aggregate principal amount of $100.0 million, (ii) a senior secured Delayed Draw Term Loan Facility with an aggregate principal amount of $75.0 million and (iii) a senior secured Revolving Credit Facility with an aggregate principal amount of $200.0 million, which includes a sublimit for the issuance of letters of credit in an amount up to $40.0 million and a sublimit for swing line loans in an amount up to $30.0 million. As of the closing of the Company’s IPO and as of September 30, 2026, the aggregate principal amount borrowed under the New Credit Facilities was $100.0 million from the Term Loan Facility. The New Revolving Credit Facility was undrawn at the closing of the IPO and as of September 30, 2026, and the Delayed Draw Term Loan Facility was not drawn at the closing of the IPO, but was fully drawn as of September 30, 2026 as a result of the business combination discussed in Note 4, Acquisition.

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

As of September 30, 2026, the Company was in compliance with the covenants in the New Credit Agreement.

The New Credit Facilities mature on April 20, 2031. Borrowings under the New Credit Agreement are available, at the Borrower’s option, as term SOFR loans or base rate loans. Term SOFR loans under the New Credit Agreement accrue interest at a SOFR rate plus an applicable rate of 2.25% to 3.00% (depending on the secured net leverage ratio of the Borrower and its restricted subsidiaries). Base rate loans under the New Credit Agreement accrue interest at a base rate plus an applicable rate of 1.25% to 2.00% (depending on the secured net leverage ratio of the Borrower and its restricted subsidiaries). The Revolving Credit Facility also has a variable commitment fee, which is tied to the secured net leverage ratio of the Borrower and its restricted subsidiaries, which ranges from 0.25% to 0.50% per annum. As of September 30, 2026, the interest rate was 6.46% for the term SOFR loans.

The New Revolving Credit Facility does not amortize. As of September 30, 2026, $200.0 million was available to be borrowed under the New Revolving Credit Facility and the unused letters of credit are $40.0 million. The New Term Loan Facility and the New Delayed Draw Term Loan Facility amortize in equal quarterly installments, commencing on September 30, 2026, in aggregate annual amounts according to the following amortization schedule:

Payment Dates	Annual Amortization Amount (percent of principal)
Year 1	2.5%
Year 2	2.5%
Year 3	7.5%
Year 4	7.5%
Year 5	10.0%

Future principal maturities of debt are due as follows (in thousands):

Remainder of year ending December 31, 2026	$1,094
Year ending December 31, 2027	4,375
Year ending December 31, 2028	8,750
Year ending December 31, 2029	13,125
Year ending December 31, 2030	15,313
Thereafter	131,249
Total debt maturities	$173,906
The entry into the New Credit Agreement and the termination of the Prior Credit Facilities was accounted for as an extinguishment and the recognition of a $0.9 million loss on extinguishment of debt during the nine months ended September 30, 2026 that is included in interest expense in the condensed consolidated statement of operations.
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

NOTE 7.    LEASES

In June 2026, the Company amended a lease entered into in February 2023 for its headquarters in Solana Beach, CA. The modified lease term is for 39 months subsequent to the modified lease commencement date. Undiscounted minimum lease payments related to this facility, which escalate annually over the term of the lease, total $2.5 million.

In July 2026, the Company executed a build-to-suit lease agreement and took possession of an approximately 83,000-square-foot facility located in Tampa, Florida. The lease has an initial seven-year term commencing 91 days after possession. The agreement includes two optional five-year renewal periods at market rates in effect at the time of renewal. Total undiscounted minimum lease payments over the initial term are approximately $8.5 million.

The table below reconciles the undiscounted future minimum lease payments under non-cancelable operating leases with terms of more than one year to the total operating liabilities recognized on the consolidated balance sheet at September 30, 2026 (in thousands):

Remainder of year ending December 31, 2026	$1,736
Year ending December 31, 2027	7,008
Year ending December 31, 2028	6,160
Year ending December 31, 2029	4,752
Year ending December 31, 2030	2,547
Thereafter	4,644
Total future minimum lease payments	26,847
Imputed interest	(3,536)
Present value of operating lease liabilities	$23,311

NOTE 8.    RELATED PARTIES
Variable Interest Entity

In 2022 the Company entered into an arrangement with a VIE to lease an aircraft, for the purpose of performing specified R&D activities. The VIE is a related party because it is owned by management or shareholders of the Company. The Company concluded that it held an implicit variable interest in the entity through the rental agreement and that it met the requirements for consolidation pursuant to the VIE sub-sections of ASC 810, Consolidation. On August 31, 2026, the Company provided written notice of lease termination to the VIE in accordance with the terms of the agreement, effective September 30, 2026. Further, for the 12-month period ending September 30, 2027, the Company agreed to pay the insurance costs for the aircraft and up to $0.25 million of aircraft maintenance expenses, such amounts being payable directly to third-party service providers.

The Company consolidated the VIE prior to September 30, 2026 because it was the primary beneficiary, having the power to direct the activities that most significantly affect the VIE’s economic performance. Additionally, the Company had the obligation to absorb losses that could be significant to the VIE through implied obligations resulting from the lease arrangement, specifically the indeterminate nature of the lease term, and the nature of the related party relationship. The VIE’s principal asset, the aircraft, can only be used to settle the obligations of the VIE. As a result of the lease termination, effective September 30, 2026, the Company no longer consolidates the VIE because it ceased to be the primary beneficiary, no longer having the power to direct the activities that most significantly affect the VIE’s economic performance, and the Company no longer has the obligation to absorb losses that could be significant to the VIE.

The original lease term was 1-year with automatic 6-month renewal options thereafter. During 2025, the Company and the VIE agreed that the lease term would expire on March 31, 2026 but would automatically renew for successive 6-month terms, unless either party provides written termination notice. On March 31, 2026, the lease term automatically renewed for a 6-month term. The lease could be terminated by either party at any time, for any reason. The lease did not contain a residual value guarantee and the Company was not obligated to provide any financial support to the VIE other than the lease payments. The Company does not have an equity interest in the VIE.

The noncontrolling interest reported in the Company’s consolidated balance sheets prior to September 30, 2026 represented the net assets of the VIE, and the net income of the VIE was reported in the Company’s consolidated statements of operations prior to September 30, 2026 as being attributable to the noncontrolling interest. Total payments made to the VIE were $0.1 million during the three months ended September 30, 2026 and 2025 and $0.2 million during the nine months ended September 30, 2026 and 2025. Total costs related to the lease, which were eliminated in consolidation, were $0.1 million during the three months ended September 30, 2026 and 2025 and $0.2 million during the nine months ended September 30, 2026 and 2025. The Company did not make any payments to the VIE that were not a result of the lease arrangement. The VIE made distributions totaling $0.1 million to its members during each of the three months ended September 30, 2026 and 2025, and $0.2 million during the nine months ended September 30, 2026 and 2025. On September 30, 2026, the Company deconsolidated the VIE from its consolidated balance sheet via the derecognition of the net assets of the VIE with the offsetting derecognition of the noncontrolling interest, with no impact to the consolidated statements of operations.

As a result of the aircraft becoming available to sell in its present condition in October 2025 and all of the other held for sale criteria having been met, the aircraft was determined to be held for sale for accounting purposes. Accordingly, during October 2025, the Company reclassified the aircraft from property and equipment to asset held for sale in the Company’s consolidated balance sheet as of December 31, 2025 and ceased depreciation. No loss was recognized to measure the aircraft at the lower of its carrying value or fair value less costs to sell. The Company’s condensed consolidated balance sheet as of December 31, 2025 included the below assets of the VIE (in thousands). The VIE did not have any outstanding obligations as of December 31, 2025.

December 31, 2025
Cash and cash equivalents	$205
Aircraft held for sale, net (net of accumulated depreciation of $928)	4,376
Total assets	$4,581

Depreciation expense related to the aircraft held for sale was $0 and $0.1 million for the three months ended September 30, 2026 and 2025, respectively, and $0 and $0.2 million for the nine months ended September 30, 2026 and 2025, respectively.
20

Related Party Leases

The Company has certain leases whereby it rents office and warehouse space and certain fixed assets from entities owned by management or shareholders of the Company. These leases range in terms from month-to-month agreements, to having expiration dates through April 2033. Total payments made to these related parties were $0.5 million and $0.4 million during the three months ended September 30, 2026 and 2025, respectively, and $1.4 million and $1.2 million during the nine months ended September 30, 2026 and 2025, respectively. Total lease cost related to these leases was $0.5 million and $0.4 million during the three months ended September 30, 2026 and 2025, respectively, and $1.3 million and $1.2 million during the nine months ended September 30, 2026 and 2025, respectively.

The following table presents the ROU assets and lease liabilities recognized as of September 30, 2026 and December 31, 2025 related to these leases with related parties (in thousands):

	September 30, 2026	December 31, 2025
Operating lease ROU assets	$6,969	$2,188
Operating lease liabilities, current portion	2,272	1,070
Operating lease liabilities, net of current portion	5,205	1,228

Series A Preferred Units

During the three months ended March 31, 2026, the Company entered into two Unit Purchase Agreements with Radz Capital AEVEX Holdings Inc., pursuant to which the Company issued 15,342 Series A preferred units under the LLC Operating Agreement for aggregate cash proceeds of $15.3 million. The transactions closed during the three months ended March 31, 2026. Mr. Raduenz, Executive Chairman of the Company, is the President of Radz Capital AEVEX Holdings Inc. The $15.3 million fair value at issuance (net of $25 thousand of issuance costs) was allocated between the Series A preferred units and the derivative liability, with the net proceeds first allocated to the derivative at its estimated fair value of $3.1 million and the remainder of $12.2 million was allocated to the Series A preferred units. In connection with the Organizational Transactions and the IPO, the 15,342 of Holdings LLC’s Series A preferred units outstanding prior to the Organizational Transactions were, in accordance with their terms, converted into shares of the Company’s Class A common stock at a conversion price based on 80% of the IPO price. Refer to Note 13, Mezzanine Equity, for further discussion.

Refer to Note 11, Income Taxes and Tax Receivable Agreement, for discussion of the income tax distributions to the
LLC Unitholders, and Note 12, Stockholders’ Equity / Members’ Equity, for discussion of the Secondary Offering that involved certain direct and indirect members of ATS Investment Holdings, including entities controlled by the Principal Stockholder.

NOTE 9.    COMMITMENTS AND CONTINGENCIES

Government Regulation

As a government contractor, the Company is subject to various state and federal laws and regulations, which, among other things, impose limits on interest rate charges and insurance premiums and require licensing and other qualifications.

Litigation

On August 20, 2026, a putative securities class action captioned Rosenberg v. AEVEX Corp., et al., Case No. 3:26-cv-04779-TWR-SBC (the “Securities Class Action”), was filed in the United States District Court for the Southern District of California against the Company, certain of its current and former officers and directors, Madison Dearborn Partners, LLC, and the underwriters of the IPO. The complaint asserts claims under Sections 11, 12 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) on behalf of purchasers of the Company’s Class A common stock. The complaint generally alleges that the defendants made materially false or misleading statements or omissions concerning the 180-day lock-up applicable to shares held by Madison Dearborn Partners, LLC following the IPO. The complaint seeks various forms of relief, including unspecified compensatory damages.

On September 11, 2026, two purported stockholders filed derivative actions in the United States District Court for the Southern District of California against certain of the Company’s current and former directors and officers, Madison Dearborn Partners, LLC, and the underwriters of the IPO, naming the Company as a nominal defendant. The derivative actions generally arise from the same allegations underlying the Securities Class Action and assert claims of breach of fiduciary duties, waste, unjust enrichment, fraud, and violations of federal securities laws. The derivative actions seek various forms of relief, including unspecified compensatory damages. On October 5, 2026, the actions were consolidated and stayed pending final resolution of any motion to dismiss in the Securities Class Action.

At this time, we are unable to predict the outcome of these proceedings, determine whether a loss is probable or reasonably possible, or reasonably estimate the amount or range of any possible loss.

The Company is also subject to other various claims and legal proceedings. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material effect on the financial condition or results of operations of the Company. Costs associated with the Company’s involvement in legal proceedings are expensed as incurred.
Government Rate Filings

At the beginning of each year, the Company files its provisional billing rates with the U.S. Government. The Company uses these rates for billing purposes throughout the fiscal year. Within six months of its fiscal year-end, the Company files an Incurred Cost Proposal (“ICP”) with the U.S. Government which details its actual costs and actual rates incurred for that year. The Company will then be notified by the government at some time in the future, which may be up to six years later, that the indirect rates have either been accepted by the government or that the government intends to conduct an incurred cost audit. Both options will eventually result in a final indirect rate letter that the Company must approve and sign off on with the government. Once that process has been completed, the Company will apply those approved rates to contracts that require being closed out (i.e., issuance of a final invoice) which may result in an amount owed to or due from the government. The Company has recorded an estimated rate impact in the accompanying consolidated financial statements. As of September 30, 2026 and December 31, 2025, the estimated rate reserve was $0.1 million, which is recorded in deferred revenue in the condensed consolidated balance sheets.

Contractual Commitments

The Company has certain contractual purchase commitments under agreements with remaining terms in excess of one year that are $2.3 million in the aggregate as of September 30, 2026.

NOTE 10.    STOCK COMPENSATION

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

Restricted Stock Units (RSUs)

Subsequent to the Organizational Transactions and the IPO, the Company granted RSUs under the Omnibus Plan to certain employees and non-employee directors. RSUs represent the right to receive shares of Class A common stock at specified future dates. RSUs are subject to a service-based vesting condition. The service condition for employees is generally satisfied over 3 years, whereby one-third of the RSUs vest on each anniversary of the grant date, subject to continued service through the applicable vesting date. The service condition for non-employee directors is generally satisfied on the day immediately prior to the date of the next annual meeting of shareholders, or, if earlier, the first anniversary of the grant date, subject to continued service through the applicable vesting date. During the three and nine months ended September 30, 2026, the Company granted 141,587 RSUs and 870,173 RSUs, respectively, with a weighted-average grant date fair value of $17.14 per share and $26.13 per share, respectively. As of September 30, 2026, unrecognized compensation cost related to the RSUs was $19.1 million, which is expected to be recognized over a weighted-average period of 2.6 years. During the three and nine months ended September 30, 2026, the Company recognized approximately $1.8 million and $2.8 million, respectively, of stock compensation expense related to the RSUs.

Performance-Based Restricted Stock Units (PSUs)

Subsequent to the Organizational Transactions and the IPO, the Company granted PSUs under the Omnibus Plan to certain employees. PSUs represent the right to receive shares of Class A common stock at specified future dates. PSUs are subject to a service-based vesting condition and performance conditions. The service condition is generally satisfied via continued service through the first quarter of 2029. The performance conditions are consolidated revenue and adjusted EBITDA targets for each of 2026, 2027 and 2028, as determined by the Board of Directors on an annual basis. The number of PSUs eligible to vest range from 50% to 200% of the number of PSUs granted, which is determined by whether the specified minimum, target or maximum revenue or adjusted EBITDA thresholds for each performance year are achieved. During the three and nine months ended September 30, 2026, the Company granted 6,442 PSUs and 274,985 PSUs, respectively, with a weighted-average grant date fair value of $17.44 per share and $27.54 per share, respectively. One-third of these PSUs will not be granted for accounting purposes (i.e., expense recognition) until the first quarter of 2027 when specified minimum, target and maximum revenue and adjusted EBITDA thresholds for 2027 have been determined by the Board of Directors, and one-third of these PSUs will not be granted for accounting purposes (i.e., expense recognition) until the first quarter of 2028 when specified minimum, target and maximum revenue and adjusted EBITDA thresholds for 2028 have been determined by the Board of Directors. As of September 30, 2026, unrecognized compensation cost related to the PSUs was $12.7 million, which is expected to be recognized over a weighted-average period of 2.3 years. During the three and nine months ended September 30, 2026, the Company recognized approximately $1.4 million and $2.1 million of stock compensation expense related to the PSUs.

NOTE 11.    INCOME TAXES AND TAX RECEIVABLE AGREEMENT

The Company's sole material asset is its interest in Holdings LLC. Following the Organizational Transactions, the Company's allocable share of taxable income generated by Holdings LLC is subject to U.S. federal, state and local income taxes. A significant portion of Holdings LLC's income is allocated to noncontrolling interests and is not subject to income tax at the Company level. Accordingly, the Company's effective tax rate may differ materially from the statutory rate depending on the ownership percentage of the noncontrolling interests. Holdings LLC is treated as a partnership for U.S. federal income tax purposes and, as a result, generally is not subject to U.S. federal income tax, although it may be subject to certain state and local taxes. Income taxes attributable to Holdings LLC's operations are generally the responsibility of its members. However, certain wholly owned operating subsidiaries of Holdings LLC are treated as corporations and are subject to U.S. federal, state and local income taxes.

The provision for income taxes was $41.7 million and $44.2 million for the three and nine months ended September 30, 2026, respectively. The Company’s effective income tax rate for the three and nine months ended September 30, 2026 was 167.1% and 80.2%, respectively. For the three and nine months ended September 30, 2026, the Company’s effective income tax rate differed from the federal statutory rate of 21% primarily due to deferred tax expense recognized in connection with the BlackSea acquisition and related post-acquisition restructuring transactions, as well as the impact of income allocated to noncontrolling interests that is not subject to income tax at the Company level. The provision for income taxes was $40 thousand and $122 thousand for the three and nine months ended September 30, 2025, respectively, which represents income taxes for the Holdings LLC wholly owned operating subsidiaries taxed as C corporations.

As a result of the Organizational Transactions, IPO, and the TRA, during the nine months ended September 30, 2026, the Company recognized an initial increase to its deferred tax assets (net of valuation allowance) in the amount of $43.5 million, a corresponding estimated TRA liability of $59.0 million, and a decrease in stockholders’ equity of $15.5 million.

As a result of the Secondary Offering, during the nine months ended September 30, 2026, the Company recognized an additional initial increase to its deferred tax assets (net of valuation allowance) in the amount of $42.5 million, a corresponding increase in the estimated TRA liability of $36.9 million, and an increase in stockholders’ equity of $5.6 million. The deferred tax assets relate to temporary differences between the book basis and tax basis of AEVEX Corp.'s interest in Holdings LLC, as well as expected future tax deductions resulting from estimated payments under the TRA. During the three and nine months ended September 30, 2026, the Company also recognized as other income a gain of $10.8 million from the remeasurement of the TRA liability resulting from the BlackSea acquisition and related restructuring transactions, which reduced the Company's estimated future payment obligations under the TRA.

Under the terms of the LLC Operating Agreement and the TRA, Holdings LLC is obligated to make income tax distributions to the LLC Unitholders, including the Company. To the extent that Holdings LLC has available cash, the Company intends to cause Holdings LLC to make cash distributions to the LLC Unitholders, including the Company, in amounts sufficient to (1) fund all or part of their income tax obligations in respect of taxable income allocated to them and (2) cover the Company’s operating expenses, including payments under the TRA. During the three months ended September 30, 2026 and 2025, cash distributions to the LLC Unitholders were $0. During the nine months ended September 30, 2026 and 2025, cash distributions to the LLC Unitholders (excluding the Company) to fund income tax obligations were $3.0 million and $0, respectively. Further, subsequent to September 30, 2026 and prior to the filing of this Quarterly Report on Form 10-Q, cash distributions to the LLC Unitholders (excluding the Company) to fund income tax obligations were $8.0 million.

NOTE 12.    STOCKHOLDERS’ EQUITY / MEMBERS’ EQUITY

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

As of September 30, 2026, the Company has no shares of preferred stock outstanding.

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

BlackSea Acquisition

In connection with the closing of the BlackSea acquisition on September 8, 2026 (discussed in Note 4, Acquisition) and the issuance of 12,727,273 shares of the Company’s Class A common stock to the seller, Holdings LLC issued 12,727,273 Series A units to the Company.

Members’ Equity

During February 2026, the Company reached an agreement with a former employee to: (i) pay approximately $1.1 million for the repurchase of vested Incentive Units pursuant to the terms of the Incentive Equity Agreement, which permitted the Company to repurchase such units within 12 months of an employee’s termination date, and (ii) pay approximately $1.0 million for the employee’s Class A units. The $1.0 million was paid in February 2026 and recognized as a reduction of members’ equity. The $1.1 million was paid on October 26, 2026 and was recognized in selling, general and administrative expense in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2026 and in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets as of September 30, 2026.

NOTE 13.    MEZZANINE EQUITY

Redeemable Noncontrolling Interests

As of September 30, 2026, AEVEX Corp. held 69,197,606 Series A units representing a 54.6% economic interest in Holdings LLC and ATS Investment Holdings held 57,571,367 Series B units representing a 45.4% economic interest in Holdings LLC.

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

The Series A preferred units also provided holders with certain conversion rights. Upon the occurrence of a liquidity event, which includes a qualified public offering, the Series A preferred investors could elect to convert all outstanding Series A preferred units into Class A units at a conversion price determined by reference to 80% of the fair market value of a Class A unit. In a liquidity event, the Series A preferred unitholders were not eligible to receive the preferred return, and the conversion shares were calculated by dividing any unreturned capital contributions by 80% of the IPO price. The right to convert upon various liquidity events, including a qualified public offering, represents an embedded derivative required to be accounted for separately from the Series A preferred units and remeasured at fair value at each reporting date, with the changes in fair value recorded through earnings.

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

In connection with the Organizational Transactions and the IPO, the 115,342 of Holdings LLC’s Series A preferred units outstanding prior to the Organizational Transactions were, in accordance with their terms, converted into 7,208,876 shares of the Company’s Class A common stock at a conversion price based on 80% of the IPO price. As a result, as of April 16, 2026, the Company increased the carrying value of the 115,342 Series A preferred units to $94.2 million, which represents their maximum redemption value ($1,000 per unit, plus the preferred return of $2.0 million since issuance), less the estimated initial fair value of the derivative liability. During the three and nine months ended September 30, 2026, the Company recognized preferred units accretion of $0 and $1.6 million, respectively, as an increase in the carrying value of the Series A preferred units and a decrease in members’ equity. During the three and nine months ended September 30, 2026, the Company recognized a $0 and $5.7 million increase, respectively, in the estimated fair value of the derivative liability in the condensed consolidated statements of operations. Upon conversion, the Series A preferred units and the related derivative liability were reclassified to stockholders’ equity.

During the three and nine months ended September 30, 2026, the carrying value of the Series A preferred units was adjusted as follows (in thousands):

Series A preferred units
Balance at December 31, 2025	$80,371
Issuance of Series A preferred units	15,317
Derivative liability at issuance	(3,142)
Series A preferred units accretion	1,362
Balance at March 31, 2026	93,908
Series A preferred units accretion	254
Derecognition	(94,162)
Balance at June 30, 2026 and September 30, 2026	$—

NOTE 14.    EARNINGS PER SHARE

The following table sets forth the reconciliation of the numerator and denominator used to compute basic and diluted net loss per share of Class A common stock for the period following the Organizational Transactions (in thousands, except share and per share amounts):

	Three Months Ended September 30, 2026	Period from April 17, 2026 to September 30, 2026
Numerator
Net loss	$(16,761)	$(11,805)
Less: Net income attributable to the noncontrolling interest	(76)	(139)
Less: Net income attributable to the redeemable noncontrolling interests	(7,021)	(11,311)
Net loss attributable to AEVEX Corp. - basic	(23,858)	(23,255)
Add: Net income attributable to the redeemable noncontrolling interests	—	—
Net loss attributable to AEVEX Corp. - diluted	$(23,858)	$(23,255)

Denominator
Weighted-average Class A shares outstanding - basic	59,652,151	56,577,349
Dilutive effects of:
Unvested RSUs	—	—
Unvested PSUs	—	—
Series B units exchangeable for Class A common stock	—	—
Weighted-average Class A shares outstanding - diluted	59,652,151	56,577,349

Loss per share of Class A common stock - basic	$(0.40)	$(0.41)
Loss per share of Class A common stock - diluted	$(0.40)	$(0.41)

Series B units, together with an equal number of shares of Class B common stock, may be exchanged, at the Company’s option, for shares of its Class A common stock or for cash. After evaluating the potential dilutive effect under the if-converted method, the assumed exchange of all outstanding Series B Units for shares of the Company’s Class A common stock was determined to be antidilutive and thus were excluded from the computation of diluted earnings per share. After evaluating the potential dilutive effect under the treasury stock method, the unvested RSUs of 841,103 and unvested PSUs of 268,534 were determined to be antidilutive and thus were excluded from the computation of diluted earnings per share. In addition, the Company excluded from the computation of diluted earnings per share 537,077 PSUs because they are not considered granted for accounting purposes.

NOTE 15.    SEGMENT INFORMATION

The Company’s chief operating decision making officer (“CODM”) is the Company’s Chief Executive Officer. Consistent with how the Company evaluates its performance and the way it is organized internally, the Company reports its activities in three segments: (i) Airborne Systems, (ii) Maritime Systems, and (iii) Global Solutions. The segment information presented below conforms with these three reportable segments, which are organized based on the nature of the Company’s products and services offered. During the three months ended September 30, 2026, the Company’s CODM reevaluated how the Company measures performance and allocates resources, and modified the Company’s internal reporting, budgeting and forecasting and the responsibilities of his direct reports. As a result, the following changes were made to the Company’s reported segment information:
•The legacy Tactical Systems segment was renamed as Airborne Systems.
•The new Maritime Systems segment was created, which is comprised of the acquired BlackSea operations reported subsequent to the closing date and an immaterial portion of the legacy Tactical Systems segment.
•The Company revised the method of allocating certain costs (information technology, human resources and security) across segments from labor cost being the allocation driver to total cost being the allocation driver, in order to better align costs allocated to each segment with each segment’s estimated usage of the underlying services.
28

The Airborne Systems segment primarily designs, develops, and manufactures autonomous systems and technologies, including Unmanned Aerial Systems (“UAS”), for defense and national security customers. The new Maritime Systems segment primarily designs, develops, and manufactures autonomous systems and technologies, including Unmanned Surface Vessels (“USV”) and Uncrewed Underwater Vehicles (“UUV”), for defense and national security customers.

As a result of these changes and consistent with the guidance in ASC 280, Segment Reporting, prior period disclosures of segment information have been recast to be comparable to the current period disclosures.

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

Financial information for each reportable segment is as follows for the three and nine months ended September 30, 2026:

	Three Months Ended September 30, 2026
	Airborne Systems	Maritime Systems	Global Solutions	Total Segments
Total segment revenue	$147,788	$14,435	$27,474	$189,697
Total segment expenses	114,327	12,407	25,979	152,713
Segment Adjusted EBITDA	$33,461	$2,028	$1,495	36,984
Less unallocated amounts:
Corporate(1)				(6,202)
Interest expense				(2,659)
Interest income				1,603
Depreciation and amortization				(7,099)
Other income, net				13,113
Noncash stock compensation				(3,134)
Business acquisition costs				(7,445)
Other(2)				(200)
Income before income taxes				$24,961
(1)    Corporate primarily consists of costs related to executive and staff functions, including the Chief Executive Officer, the Chief Operating Officer, Information Technology, Human Resources, Legal, Finance, Business Development, Corporate Development, and Administration, which benefit the enterprise as a whole.
(2)    Other primarily includes $0.2 million of process improvement costs for the three months ended September 30, 2026.

	Nine Months Ended September 30, 2026
	Airborne Systems	Maritime Systems	Global Solutions	Total Segments
Total segment revenue	$506,640	$20,600	$80,941	$608,181
Total segment expenses	408,291	16,769	69,950	495,010
Segment Adjusted EBITDA	$98,349	$3,831	$10,991	113,171
Less unallocated amounts:
Corporate(1)				(17,834)
Interest expense				(13,180)
Interest income				2,815
Depreciation and amortization				(17,886)
Other income, net				13,269
Change in fair value of derivative liability				(5,695)
Noncash stock compensation				(4,865)
IPO related costs				(1,475)
Secondary Offering related costs				(2,967)
Business acquisition costs				(9,713)
Other(2)				(533)
Income before income taxes				$55,107
(1)    Corporate primarily consists of costs related to executive and staff functions, including the Chief Executive Officer, the Chief Operating Officer, Information Technology, Human Resources, Legal, Finance, Business Development, Corporate Development, and Administration, which benefit the enterprise as a whole.
(2)    Other primarily includes $0.5 million of process improvement costs for the nine months ended September 30, 2026.

Financial information for each reportable segment is as follows for the three and nine months ended September 30, 2025:

	Three Months Ended September 30, 2025
	Airborne Systems	Maritime Systems	Global Solutions	Total Segments
Total segment revenue	$88,463	$1,996	$30,776	$121,235
Total segment expenses	73,210	1,678	26,366	101,254
Segment Adjusted EBITDA	$15,253	$318	$4,410	19,981
Less unallocated amounts:
Corporate(1)				(2,226)
Interest expense				(8,573)
Interest income				142
Depreciation and amortization				(5,356)
Other income, net(2)				6,840
Other(3)				(877)
Income before income taxes				$9,931
(1)    Corporate primarily consists of costs related to executive and staff functions, including the Chief Executive Officer, the Chief Operating Officer, Information Technology, Human Resources, Legal, Finance, Business Development, Corporate Development, and Administration, which benefit the enterprise as a whole.
(2)    Other income, net includes a $6.8 million gain related to a non-recurring Viking legal settlement for the three months ended September 30, 2025.
(3)    Other primarily includes $0.7 million of legal expenses related to the non-recurring Viking legal settlement for the three months ended September 30, 2025.
30

	Nine Months Ended September 30, 2025
	Airborne Systems	Maritime Systems	Global Solutions	Total Segments
Total segment revenue	$189,704	$2,306	$83,617	$275,627
Total segment expenses	181,295	2,640	78,589	262,524
Segment Adjusted EBITDA	$8,409	$(334)	$5,028	13,103
Less unallocated amounts:
Corporate(1)				(5,080)
Interest expense				(24,130)
Interest income				486
Change in contingent consideration				(2,435)
Depreciation and amortization				(16,027)
Other income, net(2)				6,840
Other(3)				(1,896)
Loss before income taxes				$(29,139)
(1)    Corporate primarily consists of costs related to executive and staff functions, including the Chief Executive Officer, the Chief Operating Officer, Information Technology, Human Resources, Legal, Finance, Business Development, Corporate Development, and Administration, which benefit the enterprise as a whole.
(2)    Other income, net includes a $6.8 million gain related to a non-recurring Viking legal settlement for the nine months ended September 30, 2025.
(3)    Other primarily includes $1.6 million of legal expenses related to the non-recurring Viking legal settlement for the nine months ended September 30, 2025.

Substantially all of the Company’s long-lived tangible assets were in the United States as of September 30, 2026 and December 31, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our financial condition and results of operations as of, and for, the periods presented. You should read the following discussion and analysis of our financial condition and results of operations together with the sections entitled “Forward-Looking Statements” and “Risk Factors” and the unaudited condensed consolidated financial statements and related notes of AEVEX Corp. included in this Quarterly Report on Form 10-Q, as well as the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and related notes thereto of AEVEX Corp. and Athena Technology Solutions Holdings, LLC (“Holdings LLC”) included in our final prospectus, dated April 16, 2026, filed with the SEC pursuant to Rule 424(b) under the Securities Act (the “IPO Prospectus”) in connection with our IPO.

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

Overview

We believe that we are a leading defense technology prime contractor and critical enabler of U.S. UAS dominance strategy missions. We are highly differentiated by our proven track record of securing and successfully executing on critical strategic Programs of Record. On September 8, 2026, we acquired all of the issued and outstanding shares of capital stock of BlackSea, which is one of the largest providers of unmanned surface and subsea vessels in the U.S. defense market. Today, we are positioned as a recognized global leader in UxS. Through our advanced autonomous, AI-enabled, and attritable UxS, we play a central role in defining next-generation warfighting capabilities, including key areas such as precision strike launched effects, loitering munitions, and full-scope ISR.

Following the acquisition of BlackSea, we deliver technology-led products and solutions through three complementary business segments:

•Airborne Systems: Designs and manufactures battle-tested, autonomous, modular, and attritable UxS, including UAS, along with other mission critical products. The legacy Tactical Systems segment was renamed Airborne Systems during September 2026 in connection with the BlackSea acquisition. Airborne Systems segment revenue represented approximately 77.9% and 73.0% of our revenue for the three months ended September 30, 2026 and 2025, respectively, and approximately 83.3% and 68.8% of our revenue for the nine months ended September 30, 2026 and 2025, respectively.
•Maritime Systems: Designs and manufactures battle-tested, autonomous, modular, and attritable UxS, including USV and UUV, along with other mission critical products. The new Maritime Systems segment was created during September 2026 and is comprised of the acquired BlackSea operations reported subsequent to the closing date and an immaterial portion of the legacy Tactical Systems segment. Maritime Systems segment revenue represented approximately 7.6% and 1.6% of our revenue for the three months ended September 30, 2026 and 2025, respectively, and approximately 3.4% and 0.8% of our revenue for the nine months ended September 30, 2026 and 2025, respectively.

•Global Solutions: Provides bespoke mission solutions, including AI-enabled full-spectrum airborne ISR, C-UAS, additive manufacturing, and specialized mission aircraft engineering, modification, and testing. Global Solutions segment revenue represented approximately 14.5% and 25.4% of our revenue for the three months ended September 30, 2026 and 2025, respectively, and approximately 13.3% and 30.4% of our revenue for the nine months ended September 30, 2026 and 2025, respectively.

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

Acquisition of BlackSea

On September 8, 2026, the Company acquired 100% of the equity interests of BlackSea Holdco, Inc., and indirectly of Maritime Applied Physics Corporation. The BlackSea acquisition was accounted for as a business combination.

The fair value of the consideration transferred to the seller for the acquisition at closing included $279.3 million of cash (excluding acquired cash and cash equivalents of $39.4 million) and 12,727,273 shares of the Company’s Class A common stock with an acquisition date fair value of $217.8 million. The acquisition is subject to a post-closing purchase price adjustment of up to $5.0 million, which is currently held in escrow, based on BlackSea’s closing net working capital, cash, indebtedness and transaction expenses. As of September 30, 2026, the Company has recorded a preliminary estimated post-closing purchase price adjustment of $5.0 million as an increase to other current assets and a decrease to goodwill. The Company financed the cash portion of the purchase consideration with cash on hand and the $75.0 million borrowing from its senior secured Delayed Draw Term Loan Facility.

The seller may earn additional, contingent consideration of $50.0 million if, during the period from the closing date through December 31, 2027, (i) the 30-trading-day volume weighted average price of the Company’s Class A common stock equals or exceeds $28.00 per share during any 30 consecutive trading days in that period and (ii) BlackSea generates either (a) at least $24.8 million of revenue and $8.9 million of gross profit from specified autonomous vessel U.S. government contracts, or (b) at least $26.6 million of revenue and $9.6 million of gross profit from specified autonomous vessel U.S. government contracts. If earned, the $50.0 million will be paid in a variable number of shares (not to exceed 10,062,727 shares) of the Company’s Class A common stock based on the 30-trading-day volume weighted average price as of December 31, 2027. The estimated fair value of the contingent consideration liability was immaterial as of the acquisition closing date and as of September 30, 2026.

The results of operations of BlackSea have been included in the consolidated financial statements of the Company from September 8, 2026, the closing date of the acquisition.

In connection with the closing of the BlackSea acquisition on September 8, 2026 and the issuance of 12,727,273 shares of the Company’s Class A common stock to the Seller, Holdings LLC issued 12,727,273 Series A units to the Company. As of September 30, 2026, after giving effect to the Organizational Transactions, IPO, Secondary Offering and BlackSea acquisition, AEVEX Corp. held 69,197,606 Series A units representing a 54.6% economic interest in Holdings LLC and ATS Investment Holdings held 57,571,367 Series B units representing a 45.4% economic interest in Holdings LLC.

See Note 4, “Acquisition,” in our unaudited condensed consolidated financial statements and related notes thereto included herein for more information about the acquisition.

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

There is also uncertainty around the timing, extent, nature and effect of Congressional and other U.S. Government actions to address budgetary constraints and caps on the discretionary budget for defense and non-defense departments and agencies. In addition, there is uncertainty around the ability of Congress to determine how to allocate the available budget authority and pass appropriations bills to fund both U.S. Government departments and agencies that are, and those that are not, subject to the caps. Additionally, budget deficits and the growing U.S. national debt may increase pressure on the U.S. Government to reduce federal spending across all federal agencies, with uncertainty about the size and timing of those reductions. Furthermore, delays in the completion of future U.S. Government budgets could delay procurement of the federal government services that we provide. During the nine months ended September 30, 2026, we experienced elongated award timelines in certain cases resulting from ongoing conflicts in the Middle East, changes to Department of Defense acquisition personnel and processes, and operational reprioritization. These dynamics may result in delays between opportunity identification and contract award, which could affect the timing of our revenue and backlog growth.

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

	September 30, 2026	December 31, 2025
Funded backlog	$444,318	$503,123

Funded backlog includes both single and multi-year awards, and fluctuations in backlog are driven primarily by the timing of large program wins. The decrease of $58.8 million in funded backlog for the nine months ended September 30, 2026 was primarily due to revenue recognized for the EUCOM AOR Deep Strike program during the nine months ended September 30, 2026. The decrease was also influenced by an increase in shorter-cycle customer orders. We are experiencing a shift in customer ordering patterns toward shorter-cycle procurement, with customers increasingly placing orders for near-term delivery rather than multi-year programs of record. This trend resulted in a greater proportion of our revenue during the nine months ended September 30, 2026, being derived from orders received and shipped within the same fiscal year. We expect to convert approximately 91.2% of the total $444.3 million of funded backlog as of September 30, 2026 into revenue during the next 12 months.

    In addition, our funded backlog is subject to meaningful customer concentration risk. As of September 30, 2026, approximately 95.9% of the total dollar value of our funded backlog related to the U.S. Government. For purposes of evaluating our funded backlog, we consider all U.S. Government entities to be one customer. Additionally, funded backlog that is originally funded through U.S. Government efforts is considered to be U.S. Government backlog even if the program is directly contracted through an intermediary.

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

Amortization of Intangible Assets – represents customer relationships, customer contracts, technology, trade names and non-compete agreements acquired in business combinations that are not directly related to the delivery of our products or services and are amortized based on their pattern of economic benefit over their estimated useful lives.

Change in Contingent Consideration – As part of the acquisition of Tribe Aerospace, LLC in 2022, we agreed to pay contingent consideration to the sellers for any EBITDA (as defined in the earnout arrangement) recognized over certain thresholds during the earnout period from 2022-2024. The contingent consideration was settled using a combination of cash and Class A units based on converting a portion of each contingent payment to units at the fixed contractual price per unit. The change in fair value of the liability during the three and nine months ended September 30, 2025 represented accretion of the discounted liability outstanding during the periods. All Tribe Aerospace earnout arrangement liabilities were settled as of December 31, 2025.

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

Other Income (Expense), net – reflects miscellaneous income and expense unrelated to our core business activities, including changes in our TRA liability.

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

Net Income Attributable to Noncontrolling Interest – The Company was the primary beneficiary of a variable interest entity (“VIE”) and, as a result, included the VIE’s results of operations and financial position in the Company’s consolidated financial statements. The Company reports the VIE’s net income attributable to the VIE’s third-party equity holders as net income attributable to noncontrolling interest.

Net Income Attributable to Redeemable Noncontrolling Interests – represents the portion of Holdings LLC’s net income or loss that is attributable to ATS Investment Holdings, as holders of all of the Holdings LLC Series B units.

Results of Operations

For the Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025

The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,		Change
	2026	2025	$	%
Revenue:
Products	$148,107	$92,973	$55,134	59.3%
Services	41,590	28,262	13,328	47.2%
Total revenue	189,697	121,235	68,462	56.5%
Cost of revenue:
Products	103,566	68,509	35,057	51.2%
Services	31,454	22,404	9,050	40.4%
Total cost of revenue	135,020	90,913	44,107	48.5%
Gross profit	54,677	30,322	24,355	80.3%
Operating expenses:
Selling, general, and administrative	29,314	8,261	21,053	254.8%
Research and development	7,205	6,351	854	13.4%
Amortization of intangible assets	5,254	4,188	1,066	25.5%
Total operating expenses	41,773	18,800	22,973	122.2%
Income from operations	12,904	11,522	1,382	12.0%
Other income (expense), net:
Interest expense	(2,659)	(8,573)	5,914	(69.0)%
Interest income	1,603	142	1,461	1028.9%
Other income, net	13,113	6,840	6,273	91.7%
Total other income (expense), net	12,057	(1,591)	13,648	(857.8)%
Income before income taxes	24,961	9,931	15,030	151.3%
Provision for income taxes	41,722	40	41,682	104205.0%
Net (loss) income	(16,761)	9,891	(26,652)	(269.5)%
Net income attributable to noncontrolling interest	76	2	74	3700.0%
Net income attributable to redeemable noncontrolling interests	7,021	—	7,021	100.0%
Net (loss) income attributable to AEVEX Corp.	$(23,858)	$9,889	$(33,747)	(341.3)%

Products Revenue

Products revenue increased to $148.1 million from $93.0 million, or by $55.1 million and 59.3%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase is primarily due to $55.3 million higher revenue in our Airborne Systems Segment and an increase of $5.3 million higher revenue in our Maritime Systems Segment driven from the recent acquisition of BlackSea. This is offset by $5.5 million lower revenue in our Global Solutions Segment.

Services Revenue

Services revenue increased to $41.6 million from $28.3 million, or by $13.3 million and 47.2%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase is primarily due to $7.1 million higher revenue in our Maritime Systems Segment driven from the recent acquisition of BlackSea, $4.0 million higher revenue in our Airborne Systems Segment, and $2.2 million higher revenue in our Global Solutions Segment.

Cost of Products Revenue

Cost of products revenue increased to $103.6 million from $68.5 million, or by $35.1 million and 51.2%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase is primarily due to $34.5 million higher cost of revenue in our Airborne Systems Segment and an increase of $3.1 million higher cost of revenue in our Maritime Systems Segment driven from the recent BlackSea acquisition. This is offset by $2.5 million lower cost of revenue in our Global Solutions Segment.

Cost of Services Revenue

Cost of services revenue increased to $31.5 million from $22.4 million, or by $9.1 million and 40.4%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase is primarily due to $5.3 million higher cost of revenue in our Maritime Systems Segment from the recent acquisition of BlackSea and $3.8 million higher cost of revenue from our Airborne Systems Segment.

Gross Profit

Gross profit increased to $54.7 million from $30.3 million, or by $24.4 million and 80.3%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The gross profit percentage increased from 25.0% for the three months ended September 30, 2025 to 28.8% for the three months ended September 30, 2026.

Selling, General and Administrative

Selling, general, and administrative expenses increased to $29.3 million from $8.3 million, or by $21.0 million and 254.8%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily due to a $9.1 million increase in professional fees and other acquisition related costs for BlackSea and our investment in SOX controls, a $3.3 million increase in new employee-related costs, a $2.9 million increase in noncash stock compensation expense, a $2.2 million increase in incentive compensation expense, and a $0.8 million increase in G&A from our recent acquisition of BlackSea.

Research and Development

Research and development expenses increased to $7.2 million from $6.4 million, or by $0.8 million and 13.4%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily due to increase in development activities within the Airborne Systems segment.

Amortization of Intangible Assets

Amortization of intangible assets increased to $5.3 million from $4.2 million, or by $1.1 million and 25.5%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase is primarily due to a $1.0 million increase from the recent acquisition of BlackSea.

Interest Expense

Interest expense decreased to $2.7 million from $8.6 million, or by $5.9 million and 69.0%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was primarily due to lower debt obligations outstanding and lower interest rates under the New Credit Facilities as compared to the Prior Credit Facilities.

Interest Income

Interest income increased to $1.6 million from $0.1 million, or by $1.5 million and 1028.9%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily due to interest earned on higher cash balances resulting from the net proceeds from the IPO.

Other Income, Net

Other income, net increased to $13.1 million from $6.8 million, or by $6.3 million, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily attributable to a $10.8 million gain recognized from the remeasurement of the Company's TRA liability during the three months ended September 30, 2026. The remeasurement resulted from the acquisition and related restructuring transactions, which reduced the Company's estimated future payment obligations under the TRA. This is offset by $6.8 million gain related to a non-recurring Viking legal settlement during the three months ended September 30, 2025.

Provision for Income Taxes

The provision for income taxes increased to $41.7 million from $40 thousand, or by $41.7 million, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily attributable to a one-time deferred tax expense recognized in connection with the BlackSea acquisition and related post-acquisition restructuring transactions. In addition, following the completion of the Organizational Transactions, the Company became subject to U.S. federal, state and local income taxes on its allocable share of taxable income generated by Holdings LLC.

For the Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

The following table sets forth our results of operations for the periods indicated (in thousands):

	Nine Months Ended September 30,		Change
	2026	2025	$	%
Revenue:
Products	$508,619	$190,296	$318,323	167.3%
Services	99,562	85,331	14,231	16.7%
Total revenue	608,181	275,627	332,554	120.7%
Cost of revenue:
Products	374,043	151,384	222,659	147.1%
Services	75,320	72,483	2,837	3.9%
Total cost of revenue	449,363	223,867	225,496	100.7%
Gross profit	158,818	51,760	107,058	206.8%
Operating expenses:
Selling, general, and administrative	71,195	26,232	44,963	171.4%
Research and development	16,181	23,035	(6,854)	(29.8)%
Amortization of intangible assets	13,544	12,393	1,151	9.3%
Change in contingent consideration	—	2,435	(2,435)	(100.0)%
Total operating expenses	100,920	64,095	36,825	57.5%
Income (loss) from operations	57,898	(12,335)	70,233	(569.4)%
Other income (expense), net:
Interest expense	(13,180)	(24,130)	10,950	(45.4)%
Interest income	2,815	486	2,329	479.2%
Change in fair value of derivative liability	(5,695)	—	(5,695)	100.0%
Other income, net	13,269	6,840	6,429	94.0%
Total other expense, net	(2,791)	(16,804)	14,013	(83.4)%
Income (loss) before income taxes	55,107	(29,139)	84,246	(289.1)%
Provision for income taxes	44,176	122	44,054	36109.8%
Net (loss) income	10,931	(29,261)	40,192	(137.4)%
Net income attributable to noncontrolling interest	224	23	201	873.9%
Net income attributable to redeemable noncontrolling interests	11,311	—	11,311	100.0%
Net loss attributable to AEVEX Corp.	$(604)	$(29,284)	$28,680	(97.9)%

Products Revenue

Products revenue increased to $508.6 million from $190.3 million, or by $318.3 million and 167.3%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase is primarily due to $310.0 million higher revenue in our Airborne Systems segment and an increase of $11.1 million higher revenue in our Maritime Systems segment from the recent acquisition of BlackSea. This is offset by $2.8 million lower revenue in our Global Solutions segment.

Services Revenue

Services revenue increased to $99.6 million from $85.3 million, or by $14.3 million and 16.7%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase is primarily due to $7.0 million higher revenue in our Airborne Systems segment and an increase of $7.2 million in our Maritime Systems segment from the recent acquisition of BlackSea.

Cost of Products Revenue

Cost of products revenue increased to $374.0 million from $151.4 million, or by $222.6 million and 147.1%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase is primarily due to $216.9 million higher cost of revenue in our Airborne Systems segment and an increase of $7.1 million higher cost of revenue in our Maritime Systems segment from the recent BlackSea acquisition. This is offset by $1.4 million lower cost of revenue in our Global Solutions segment.

Cost of Services Revenue

Cost of services revenue increased to $75.3 million from $72.5 million, or by $2.8 million and 3.9%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase is primarily due to $5.3 million higher cost of revenue from our Maritime Systems segment from our recent acquisition of BlackSea and $6.3 million higher cost of revenue from our Airborne Systems segment. This is offset by $8.8 million lower cost of revenue in our Global Solutions segment.

Gross Profit

Gross profit increased to $158.8 million from $51.8 million, or by $107.0 million and 206.8%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The gross profit percentage increased from 18.8% for the nine months ended September 30, 2025 to 26.1% for the nine months ended September 30, 2026.

Selling, General and Administrative

Selling, general, and administrative expenses increased to $71.2 million from $26.2 million, or by $45.0 million and 171.4%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily due to a $20.1 million increase in professional fees and other acquisition related costs related to our IPO process, Secondary Offering, acquisition of BlackSea, and our investment in SOX controls, a $7.1 million increase in new employee-related costs, a $7.1 million increase in incentive compensation expense, a $4.5 million increase in noncash stock compensation expense, a $0.8 million increase in G&A from our recent acquisition of BlackSea, and a $1.1 million repurchase of Incentive Units.

Research and Development

Research and development expenses decreased to $16.2 million from $23.0 million, or by $6.8 million and 29.8%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease was primarily due to the decrease in development activities for the Airborne Systems segment.

Amortization of Intangible Assets

Amortization of intangible assets increased to $13.5 million from $12.4 million, or by $1.1 million and 9.3%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.The increase is primarily due to a $1.0 million increase from the recent acquisition of BlackSea.

Change in Contingent Consideration

As part of the acquisition of Tribe Aerospace, LLC in 2022, the Company agreed to pay contingent consideration to the sellers for any EBITDA (as defined in the earnout arrangement) recognized over certain thresholds during the earnout period from 2022 to 2024. The contingent consideration was settled using a combination of cash and Class A units of Holdings LLC based on converting a portion of each contingent payment to units at the fixed contractual price per unit. The change in fair value of the liability during the nine months ended September 30, 2025 represents accretion of the discounted liability outstanding during the period. All Tribe Aerospace earnout arrangement liabilities were settled as of December 31, 2025.

Interest Expense

Interest expense decreased to $13.2 million from $24.1 million, or by $10.9 million and 45.4%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease was primarily due to lower debt obligations outstanding and lower interest rates under the New Credit Facilities as compared to the Prior Credit Facilities, which was partially offset by the $0.9 million loss on debt extinguishment recognized during the nine months ended September 30, 2026.

Interest Income

Interest income increased to $2.8 million from $0.5 million, or by $2.3 million and 479.2%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily due to interest earned on higher cash balances resulting from the net proceeds from the IPO.

Change in Fair Value of Derivative Liability

During December 2025 and the three months ended March 31, 2026, the Company issued Series A preferred units with conversion features that represent an embedded derivative that is accounted for separately from the Series A preferred units and remeasured at fair value at each reporting date, with the changes in fair value recorded through earnings for the nine months ended September 30, 2026.

Other Income, Net

Other income, net increased to $13.3 million from $6.8 million, or by $6.5 million, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily attributable to a $10.8 million gain recognized from the remeasurement of the Company's TRA liability resulting from the acquisition and related restructuring transactions, which reduced the Company's estimated future payment obligations under the TRA during the nine months ended September 30, 2026. This is offset by $6.8 million gain related to a non-recurring Viking legal settlement during the nine months ended September 30, 2025.

Provision for Income Taxes

The provision for income taxes increased to $44.2 million from $0.1 million, or by $44.1 million, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily attributable to deferred tax expense recognized in connection with the BlackSea acquisition and related post-acquisition restructuring transactions. In addition, following the completion of the Organizational Transactions, the Company became subject to U.S. federal, state and local income taxes on its allocable share of taxable income generated by Holdings LLC.

Results by Segment

The Company reports its activities in three segments: (i) Airborne Systems, (ii) Maritime Systems, and (iii) Global Solutions. The segment information presented below conforms with these three reportable segments, which are organized based on the nature of the Company’s products and services offered. During the three months ended September 30, 2026, the Company made the following changes to the Company’s reported segment information:
•The legacy Tactical Systems segment was renamed as Airborne Systems.
•The new Maritime Systems segment was created, which is comprised of the acquired BlackSea operations reported subsequent to the closing date and an insignificant portion of the legacy Tactical Systems segment.
•The Company revised the method of allocating certain costs (information technology, human resources and security) across segments from labor cost being the allocation driver to total cost being the allocation driver, in order to better align costs allocated to each segment with each segment’s estimated usage of the underlying services.

The Airborne Systems segment primarily designs, develops, and manufactures autonomous systems and technologies, including UAS, for defense and national security customers. The Maritime Systems segment primarily designs, develops, and manufactures autonomous systems and technologies, including USV and UUV, for defense and national security customers.

As a result of these changes and consistent with the guidance in ASC 280, Segment Reporting, prior period disclosures of segment information have been recast to be comparable to the current period disclosures.

For the Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025

We measure the performance of our reportable segments based on total segment revenue and Segment Adjusted EBITDA. Our operating and reportable segments are Airborne Systems, Maritime Systems and Global Solutions. The following table presents total revenue by segment, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin (in thousands):

	Three Months Ended September 30,		Change
	2026	2025	$	%
Airborne Systems
Segment revenue	$147,788	$88,463	$59,325	67.1%
Segment Adjusted EBITDA	$33,461	$15,253	$18,208	119.4%
Segment Adjusted EBITDA Margin	22.6%	17.2%
Maritime Systems
Segment revenue	$14,435	$1,996	$12,439	623.2%
Segment Adjusted EBITDA	$2,028	$318	$1,710	537.7%
Segment Adjusted EBITDA Margin	14.0%	15.9%
Global Solutions
Segment revenue	$27,474	$30,776	$(3,302)	(10.7)%
Segment Adjusted EBITDA	$1,495	$4,410	$(2,915)	(66.1)%
Segment Adjusted EBITDA Margin	5.4%	14.3%

For a discussion of Segment Adjusted EBITDA, please refer to Item 1. Financial Statements, Note 15, “Segment Information” of the notes to the condensed consolidated financial statements.

Airborne Systems

Airborne Systems segment revenue increased to $147.8 million from $88.5 million, or by $59.3 million and 67.1%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase is primarily due to higher revenue from UAS products and support services.

Airborne Systems Adjusted EBITDA increased to $33.5 million from $15.3 million, or by $18.2 million, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase is primarily due to the increase in products revenue and the decrease in research and development expense for UAS products and services discussed above, which is offset by the increase in cost of products revenue and the increase in selling, general and administrative expenses for incentive compensation expense and new employee-related costs discussed above.

Maritime Systems

Maritime Systems segment revenue increased to $14.4 million from $2.0 million, or by $12.4 million and 623.2%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase is due to the acquisition of BlackSea on September 8, 2026.

Maritime Systems Adjusted EBITDA increased to $2.0 million from $0.3 million, or by $1.7 million, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase is due to the acquisition of BlackSea on September 8, 2026.

Global Solutions

Global Solutions segment revenue decreased to $27.5 million from $30.8 million, or by $3.3 million and 10.7%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease is due to lower revenue primarily from aircraft modifications and testing products.

Global Solutions Adjusted EBITDA decreased to $1.5 million from $4.4 million, or by $2.9 million, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease is primarily due to lower gross profit from aircraft modifications and higher selling, general, and administrative expenses.

For the Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

We measure the performance of our reportable segments based on total segment revenue and Segment Adjusted EBITDA. Our operating and reportable segments are Airborne Systems, Maritime Systems and Global Solutions. The following table presents total revenue by segment, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin (in thousands):

	Nine Months Ended September 30,		Change
	2026	2025	$	%
Airborne Systems
Segment revenue	$506,640	$189,704	$316,936	167.1%
Segment Adjusted EBITDA	$98,349	$8,409	$89,940	1069.6%
Segment Adjusted EBITDA Margin	19.4%	4.4%
Maritime Systems
Segment revenue	$20,600	$2,306	$18,294	793.3%
Segment Adjusted EBITDA	$3,831	$(334)	$4,165	(1247.0)%
Segment Adjusted EBITDA Margin	18.6%	(14.5)%
Global Solutions
Segment revenue	$80,941	$83,617	$(2,676)	(3.2)%
Segment Adjusted EBITDA	$10,991	$5,028	$5,963	118.6%
Segment Adjusted EBITDA Margin	13.6%	6.0%

For a discussion of Segment Adjusted EBITDA, please refer to Item 1. Financial Statements, Note 15, “Segment Information” of the notes to the condensed consolidated financial statements.

Airborne Systems

Airborne Systems segment revenue increased to $506.6 million from $189.7 million, or by $316.9 million and 167.1%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase is primarily due to higher revenue from UAS products and support services.

Airborne Systems Adjusted EBITDA increased to $98.3 million from $8.4 million, or by $89.9 million, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase is primarily due to the increase in products revenue and the decrease in research and development expense for UAS products and services discussed above, which is offset by the increase in cost of products revenue and the increase in selling, general and administrative expenses for incentive compensation expense and new employee-related costs discussed above.

Maritime Systems

Maritime Systems segment revenue increased to $20.6 million from $2.3 million, or by $18.3 million and 793.3%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase is due to the acquisition of BlackSea on September 8, 2026 and increase in USV product revenue.

Maritime Systems Adjusted EBITDA increased to $3.8 million from $(0.3) million, or by $4.1 million, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase is due to the acquisition of BlackSea on September 8, 2026 and a decrease in research and development expenses.

Global Solutions

Global Solutions segment revenue decreased to $80.9 million from $83.6 million, or by $2.7 million and 3.2%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease is primarily due to lower revenue from aircraft modifications products and services.

Global Solutions Adjusted EBITDA increased to $11.0 million from $5.0 million, or by $6.0 million, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase is primarily due to higher gross profit from aircraft modification and testing products and services and mission support, intelligence, surveillance, and reconnaissance services and lower research and development expenses.

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

The following table presents a reconciliation of net income to Adjusted EBITDA and Adjusted EBITDA Margin for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income	$(16,761)	$9,891	$10,931	$(29,261)
Interest expense	2,659	8,573	13,180	24,130
Interest income	(1,603)	(142)	(2,815)	(486)
Provision for income taxes	41,722	40	44,176	122
Depreciation and amortization	7,099	5,356	17,886	16,027
Other income, net	(13,113)	(6,840)	(13,269)	(6,840)
Change in contingent consideration	—	—	—	2,435
Change in fair value of derivative liability	—	—	5,695	—
Noncash stock compensation	3,134	—	4,865	—
IPO-related costs(1)	—	—	1,475	—
Secondary Offering related costs(2)	—	—	2,967	—
Business acquisition costs	7,445	—	9,713	—
Other(3)	200	877	533	1,896
Adjusted EBITDA	$30,782	$17,755	$95,337	$8,023
Total revenue	$189,697	$121,235	$608,181	$275,627
Net (loss) income margin	(8.8)%	8.2%	1.8%	(10.6)%
Adjusted EBITDA Margin	16.2%	14.6%	15.7%	2.9%
(1) Represents non-recurring professional service fees related to the initial public offering and IPO readiness.
(2) Represents non-recurring professional service fees related to the Secondary Offering.
(3) Other for the three and nine months ended September 30, 2026 includes $0.2 million and $0.5 million, respectively, of process improvement costs. Other for the three and nine months ended September 30, 2025 primarily includes $0.7 million and $1.6 million, respectively, of legal fees related to the non-recurring Viking legal settlement.

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

As a result of the Organizational Transactions, IPO, and the TRA, during the nine months ended September 30, 2026, the Company recognized an initial increase to its deferred tax assets (net of valuation allowance) in the amount of $43.5 million and a corresponding estimated TRA liability of $59.0 million. As a result of the Secondary Offering, during the nine months ended September 30, 2026, the Company recognized an additional initial increase to its deferred tax assets (net of valuation allowance) in the amount of $42.5 million and a corresponding increase in the estimated TRA liability of $36.9 million. The deferred tax assets are due to the tax effects of temporary differences in the book basis as compared to the tax basis of AEVEX Corp.’s interest in Holdings LLC, as well as expected future tax deductions as a result of estimated payments under the TRA. During the three and nine months ended September 30, 2026, the Company also recognized a $10.8 million gain in other income due to the remeasurement of the TRA liability resulting from the acquisition of BlackSea and related restructuring transactions, which reduced the Company's estimated future obligations under the TRA. As of September 30, 2026, the total estimated amount due under the TRA was $85.1 million, and the Company has not been required to make a payment under the TRA.

During the three months ended September 30, 2026 and 2025, cash distributions to the LLC Unitholders were $0. During the nine months ended September 30, 2026 and 2025, cash distributions to the LLC Unitholders (excluding the Company) to fund income tax obligations were $3.0 million and $0, respectively. Further, subsequent to September 30, 2026 and prior to the filing of this Quarterly Report on Form 10-Q, cash distributions to the LLC Unitholders (excluding the Company) to fund income tax obligations were $8.0 million.

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

In addition to payments required by the TRA, our expected primary uses of cash on a short and long-term basis are for potential acquisitions, working capital requirements, capital expenditures, R&D, debt service requirements, and other general corporate purposes. Our primary working capital requirements are for project execution activities including purchases of materials, subcontracted services and payroll, which fluctuate during the year, driven primarily by the timing and extent of activities required on new and existing projects.

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

The following table summarizes select financial data relevant to our liquidity and capital resources as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$78,643	$27,908
Total debt maturities (including current portion)	173,906	259,135

New Credit Facilities

On April 20, 2026, we entered into the New Credit Agreement that provides for facilities in an aggregate principal amount of $375.0 million, consisting of (i) a senior secured Term Loan Facility with an aggregate principal amount of $100.0 million, (ii) a senior secured Delayed Draw Term Loan Facility with an aggregate principal amount of $75.0 million and (iii) a senior secured Revolving Credit Facility with an aggregate principal amount of $200.0 million, which includes a sublimit for the issuance of letters of credit in an amount up to $40.0 million and a sublimit for swing line loans in an amount up to $30.0 million. As of the closing of the Company’s IPO, the aggregate principal amount borrowed under the New Credit Facilities is $100.0 million from the Term Loan Facility. Borrowings under the New Revolving Credit Facility and the New Delayed Draw Term Loan Facility may vary significantly from time to time depending on our cash needs at any given time. The New Revolving Credit Facility was undrawn at the closing of the IPO and as of September 30, 2026, and the Delayed Draw Term Loan Facility was not drawn at the closing of the IPO but was fully drawn as of September 30, 2026 as a result of the BlackSea acquisition.

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

The New Credit Facilities mature on April 20, 2031. Borrowings under the New Credit Agreement are available, at the Borrower’s option, as term SOFR loans or base rate loans. Term SOFR loans under the New Credit Agreement accrue interest at a SOFR rate plus an applicable rate of 2.25% to 3.00% (depending on the secured net leverage ratio of the Borrower and its restricted subsidiaries). Base rate loans under the New Credit Agreement accrue interest at a base rate plus an applicable rate of 1.25% to 2.00% (depending on the secured net leverage ratio of the Borrower and its restricted subsidiaries). The Revolving Credit Facility also has a variable commitment fee, which is tied to the secured net leverage ratio of the Borrower and its restricted subsidiaries, which ranges from 0.25% to 0.50% per annum. As of September 30, 2026, the interest rate was 6.46% for the term SOFR loans.

The Revolving Credit Facility does not amortize. The Term Loan Facility and the Delayed Draw Term Loan Facility amortize in equal quarterly installments, commencing on September 30, 2026, in aggregate annual amounts according to the following amortization schedule:

Payment Dates	Annual Amortization Amount (percent of principal)
Year 1	2.5%
Year 2	2.5%
Year 3	7.5%
Year 4	7.5%
Year 5	10.0%

Prior Credit Facilities

On March 18, 2020, we entered into a Credit Agreement (as amended by Amendment No. 1 to Credit Agreement, dated as of October 28, 2020, Amendment No. 2 to Credit Agreement, dated as of May 7, 2021, Amendment No. 3 to Credit Agreement, dated as of May 15, 2023, Amendment No. 4 to Credit Agreement, dated as of April 30, 2024 and Amendment No. 5 to Credit Agreement, dated as of September 15, 2025, the “Credit Agreement”) with a syndicate of lenders, Ankura Trust Company, LLC, as administrative agent and PNC Bank, National Association as revolving agent and collateral agent.

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

In connection with the Organizational Transactions and the IPO, the 115,342 of Holdings LLC’s Series A preferred units outstanding prior to the Organizational Transactions were, in accordance with their terms, converted into 7,208,876 shares of the Company’s Class A common stock at a conversion price based on 80% of the IPO price. As a result, as of April 16, 2026, the Company increased the carrying value of the 115,342 Series A preferred units to $94.2 million, which represents their maximum redemption value ($1,000 per unit, plus the preferred return of $2.0 million since issuance), less the estimated initial fair value of the derivative liability. During the three and nine months ended September 30, 2026, the Company recognized preferred units accretion of $0 and $1.6 million, respectively, as an increase in the carrying value of the Series A preferred units and a decrease in members’ equity. During the three and nine months ended September 30, 2026, the Company recognized a $0 and $5.7 million increase, respectively, in the estimated fair value of the derivative liability in the condensed consolidated statements of operations. Upon conversion, the Series A preferred units and the related derivative liability were reclassified to stockholders’ equity.

Cash Flow Activity

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in) operating activities	$40,773	$(14,060)
Net cash used in investing activities	(246,470)	(9,317)
Net cash provided by financing activities	256,829	7,446

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2026 was $40.8 million, compared to net cash used in operating activities of $14.1 million for the nine months ended September 30, 2025. The $54.9 million favorable change in cash flow from operations was primarily due to the $83.4 million increase in net income, net of non-cash items, partially offset by the $36.4 million increase in net operating assets during the nine months ended September 30, 2026 versus the $7.9 million increase in net operating assets during the nine months ended September 30, 2025. The $36.4 million increase in net operating assets during the nine months ended September 30, 2026 is primarily due to the timing of our cash payments to fulfill our customer contracts versus the timing of cash receipts from the customers, combined with an overall increase in revenue during the nine months ended September 30, 2026 versus the nine months ended September 30, 2025.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2026 increased by $237.2 million to $246.5 million, compared to $9.3 million for the nine months ended September 30, 2025. The increase in net cash used in investing activities was primarily due to a $238.2 million increase in business acquisition-related payments as a result of the BlackSea acquisition during the nine months ended September 30, 2026, which is offset by the $1.0 million in acquisition of long-lived assets during the nine months ended September 30, 2025.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2026 was $256.8 million, as compared to net cash provided by financing activities of $7.4 million for the nine months ended September 30, 2025. The change in financing cash flows was primarily due to the following activities during the nine months ended September 30, 2026: (i) the IPO net proceeds of approximately $345.9 million, (ii) the $173.1 million net proceeds from the new Term Loan Facility and (iii) the Series A preferred units net proceeds of $15.3 million, partially offset by (i) the payment of approximately $258.5 million of outstanding borrowings under the Prior Credit Facilities, (ii) the $12.3 million payments of IPO costs, and (iii) $3.0 million of distributions to members.

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

	Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in) operating activities	$40,773	$(14,060)
Purchases of property, plant and equipment	(6,187)	(6,252)
Free cash flow	$34,586	$(20,312)

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

Lease Commitments

We lease buildings, warehouses, and office facilities. The remaining lease terms are generally between 0.5 and 7.0 years. These leases are classified as operating leases. Our total remaining undiscounted future minimum lease payments as of September 30, 2026 were $26.8 million, with $6.9 million due in less than one year. See Note 7, “Leases,” in our unaudited condensed consolidated financial statements and related notes thereto included herein and Note 10, “Leases,” in our audited consolidated financial statements and related notes thereto included in the IPO Prospectus for further information related to our lease obligations.

Contractual Commitments

The Company has certain contractual purchase commitments under agreements with remaining terms in excess of one year that are $2.3 million in the aggregate as of September 30, 2026.

Off-Balance Sheet Arrangements

As of September 30, 2026 and December 31, 2025, we had no material off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Included below are selected critical accounting estimates that were added or modified during the three months ended September 30, 2026. For further discussion regarding critical accounting estimates, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the years ended December 31, 2025 and 2024 in the IPO Prospectus.

Revenue Recognition

Adjustments to original estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications, including the finalization of undefinitized contract actions, occur. The impact of revisions in estimate of completion and variable consideration for all types of contracts is recognized on a cumulative catch-up basis in the period in which the revisions are made. Changes in variable consideration associated with the finalization of undefinitized contract actions could result in cumulative catch up adjustments to revenue that could be material. During the three and nine months ended September 30, 2026 and 2025, changes in accounting estimates on contracts recognized using the over time method are presented below. Amounts representing contract change orders or claims are included in revenue if the order or claim meets the criteria of a contract or contract modification in accordance with ASU 2014-09, Revenue from Contracts with Customers (“ASC 606”).

The table below summarizes the favorable (unfavorable) impact to revenue as a result of changes in the estimated progress towards completion across programs for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$(5,106)	$(654)	$(7,221)	$(423)

Stock Compensation

Subsequent to the Organizational Transactions and the IPO, the Company granted performance-based restricted stock units (“PSUs”) to certain employees. PSUs represent the right to receive shares of Class A common stock at specified future dates. The Company accounts for stock compensation in accordance with ASC 718, Compensation — Stock Compensation (“ASC 718”). Stock compensation expense recognition starts on the grant date and occurs using the accelerated attribution method over the implicit or explicit service period when a performance condition is deemed probable of achievement. Expense recorded for performance-based awards is reversed if the performance conditions are no longer deemed probable of achievement or ultimately are not achieved. The PSUs are subject to a service-based vesting condition and performance conditions. The service condition is generally satisfied via continued service through the first quarter of 2029. The performance conditions are consolidated revenue and adjusted EBITDA targets for each of 2026, 2027 and 2028, as determined by the Board of Directors on an annual basis. The number of PSUs eligible to vest range from 50% to 200% of the number of PSUs granted, which is determined by whether the specified minimum, target or maximum revenue or adjusted EBITDA thresholds for each performance year are achieved. Accordingly, the Company is required to estimate the number of PSUs that ultimately will vest, which is inherently uncertain and requires significant judgment. During the three months ended September 30, 2026, the Company granted 6,442 PSUs with a weighted-average grant date fair value of $17.44 per share. One-third of these PSUs will not be granted for accounting purposes (i.e., expense recognition) until the first quarter of 2027 when specified minimum, target and maximum revenue and adjusted EBITDA thresholds for 2027 has been determined by the Board of Directors, and one-third of these PSUs will not be granted for accounting purposes (i.e., expense recognition) until the first quarter of 2028 when specified minimum, target and maximum revenue and adjusted EBITDA thresholds for 2028 has been determined by the Board of Directors. During the three and nine months ended September 30, 2026, the Company recognized approximately $1.4 million and $2.1 million of stock compensation expense related to the PSUs.

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

The Company evaluates its tax positions for any uncertainties based on the technical merits of the positions taken. The Company recognizes the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be upheld on examination by taxing authorities. The Company has analyzed the tax positions taken and has concluded that, as of September 30, 2026 and December 31, 2025, there were no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability or disclosure in the consolidated financial statements. Management is required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which includes federal and certain state jurisdictions.

Tax Receivable Agreement

In connection with the Organizational Transactions, AEVEX Corp. entered into the Tax Receivable Agreement (“TRA”) with the TRA Rights Holders. The TRA provides for the payment by AEVEX Corp. to such pre-IPO owners of 85% of certain specified U.S. federal, state and local income tax benefits, if any, that the Company actually realizes. We will retain the benefit of the remaining 15% of these net cash savings. The Company accounts for the initial recognition of the estimated income tax effects resulting from the purchase or exchange of LLC Units via an increase in deferred income tax assets (net of any required valuation allowance), based on enacted tax rates at the date of the purchase or exchange, along with the corresponding increase in the estimated TRA liability, as a change in stockholders’ equity. Subsequently, the Company accounts for changes in the estimated amounts payable under the TRA in accordance with ASC Topic 450, Contingencies (“ASC 450”). As such, subsequent changes in the measurement of the estimated TRA liability between reporting periods are recognized as an adjustment to other income, net in the consolidated statements of operations.

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

As of September 30, 2026, our estimated TRA liability balance was approximately $85.1 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations within the United States and as such we are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and credit risk. Information related to quantitative and qualitative disclosure about this market risk is set forth below.

Interest Rate Risk

We are exposed to market risk for changes in interest rates applicable to our cash and cash equivalents and debt. We had cash and cash equivalents totaling $78.6 million and $27.9 million as of September 30, 2026 and December 31, 2025, respectively. Our cash and cash equivalents were primarily invested in interest bearing demand deposit accounts. Our primary exposure to interest rate risk results from outstanding borrowings under our credit agreements. We estimate that a 100-basis point increase in interest rates for the three and nine months ended September 30, 2026 would have resulted in approximately a $0.3 million and $1.3 million, respectively, increase in interest expense.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026, the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were not effective, due to the material weaknesses in our internal control over financial reporting described below.

Material Weaknesses in Internal Control over Financial Reporting

Previously Identified Material Weaknesses

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

Material Weaknesses Related to Acquired Entity

On September 8, 2026, we completed the acquisition of BlackSea. Subsequent to the closing, we conducted initial assessments into certain processes and controls of BlackSea. Based on our initial and limited assessments, BlackSea did not design and maintain effective controls related to (1) the development and review of estimated costs-to-complete used in recognizing revenue over time; and (2) the preparation and review of account reconciliations. Based on our initial assessment, AEVEX’s management determined that these deficiencies constitute material weaknesses in internal control over financial reporting related to the recently-acquired BlackSea business as of September 30, 2026. These material weaknesses resulted in audit adjustments, certain of which were material, that were recorded as part of the preparation of the BlackSea financial statements as of and for the year ended December 31, 2025. Additionally, the material weaknesses could result in could result in misstatements of substantially all BlackSea account balances that would result in a material misstatement to our consolidated financial statements that would not be prevented or detected.

Remediation Efforts

As it relates to the previously identified material weaknesses, we are continuing to take steps intended to remediate these material weaknesses and to strengthen our internal control over financial reporting. These actions include, among other things:
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

As it relates to the material weaknesses related to the acquired entity, we have initiated the following actions:
•Standardization of Revenue Recognition Policies: We are transitioning BlackSea’s contract accounting to our corporate revenue recognition framework. This includes implementing formalized review controls over the development of estimated costs-to-complete and establishing separate accounting protocols to isolate and properly accrue assurance-type warranty costs at the time of sale.

•Overhaul of the Reconciliation Framework: We are deploying our corporate financial operations team to enforce rigorous, timely, and accurate account reconciliation procedures at BlackSea. We are establishing mandatory thresholds for identifying, tracking, and resolving trial balance variances, with strict oversight from corporate controllership.

•Prepaid Asset and Expense Review: We are implementing robust review controls over the classification of incurred costs to ensure correct capitalization criteria are applied, preventing the improper deferral of expenses into prepaid asset accounts.

•Personnel Support: We have placed experienced corporate and technical accounting personnel within the BlackSea finance function to perform interim transaction reviews and look-back procedures until the control environment is stabilized.

The material weaknesses will not be considered remediated until management completes the design and implementation of the measures described above, the controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2026 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 9, Commitments and Contingencies, to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information relating to this item.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The information required by this Item was previously reported on the Company's Current Report on Form 8-K filed with the SEC on August 12, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1+
Agreement and Plan of Reorganization, dated as of August 12, 2026, by and among AEVEX Corp., High Tide Merger Sub 1, Inc., High Tide Merger Sub 2, LLC, Maritime Applied Physics Corporation, Black Sea Technologies, LLC and Black Sea Holdco, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 12, 2026)

3.1	Amended and Restated Certificate of Incorporation of AEVEX Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 20, 2026)
3.2	Amended and Restated Bylaws of AEVEX Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 20, 2026)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted exhibits or schedules to the SEC upon its request.
*	Filed herewith
**	Exhibit is furnished and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEVEX Corp.

Date: November 12, 2026	By:	/s/ Roger Wells
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Todd Booth
Chief Financial Officer
(Principal Financial and Accounting Officer)